Form 10QSB
period 1995-10-31
INTERNET COMMUNICATIONS CORP
filed 1995-12-15
CIK 841693

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549


                               FORM  10-Q SB


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT  OF 1934

         For the quarterly period ended OCTOBER 31, 1995
                                        ----------------
                                    or

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
         THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from     N/A    to    N/A
                                          -------      --------

                   Commission file number  0-19578
                                           -------

                  INTERNET COMMUNICATIONS CORPORATION
         (Exact name of registrant as specified in its charter)


            COLORADO                                84-1095516
   ------------------------------             ----------------------
   State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization              Identification Number)


   7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO 80111
   ----------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code   (303) 770-7600
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        [X] Yes      [ ] No

At October 31, 1995, 2,390,686 shares of Common Stock, no par value were outstanding

Page 1 of 10 pages.

                     INTERNET COMMUNICATIONS CORPORATION


                                    INDEX

                                                               PAGE
                                                               ----
        Form 10-Q SB Cover Page                                  1

        Index Page                                               2

Part I  Condensed Balance Sheets                                 3
        October 31, 1995 and January 31, 1995

        Condensed Statements of Operations                       4
        Three & nine months ended October 31, 1995 & 1994

        Condensed Statements of Cash Flows                       5
        nine months ended October 31, 1995 & 1994

        Notes to Condensed Financial Statements                  6

        Management's Discussion and Analysis of Financial        7 - 8
        Condition and Results of Operations

Part II Other Information

        Item 1 - Legal Proceedings                               9

        Item 2 - Changes in Securities                           9

        Item 3 - Defaults upon Senior Securities                 9

        Item 4 - Submission of Matters to a Vote of              9
        Securities Holders

        Item 5 - Other Information                               9

        Item 6 - Exhibits and Reports on Form 8-K                9

        Signature Page                                           10

                         INTERNET COMMUNICATIONS CORPORATION
                              CONDENSED BALANCE SHEETS

                                                                  October 31,          January 31,
ASSETS                                                               1995                 1995
                                                                 (Unaudited)
CURRENT ASSETS:
   Cash                                                          $  593,000           $  572,000
   Marketable securities                                                  -              157,000
   Receivables:
      Trade, net of allowance                                     3,012,000            2,807,000
      Other                                                         441,000              404,000
   Inventory                                                      1,203,000              738,000
   Investment in sales-type leases                                   69,000               96,000
   Prepaid expenses and other                                       293,000              489,000
                                                                 ----------           ----------
      Total current assets                                        5,611,000            5,263,000


FURNITURE AND EQUIPMENT                                           3,916,000            3,187,000
   Less accumulated depreciation and amortization                (1,951,000)          (1,609,000)
                                                                 ----------           ----------
                                                                  1,965,000            1,578,000

OTHER ASSETS:
   Investment in sales-type leases, net of current portion           80,000              118,000
   Software development costs, net                                        -               50,000
   Other                                                            150,000               55,000
                                                                 ----------           ----------
                                                                    230,000              223,000

TOTAL ASSETS                                                     $7,806,000           $7,064,000
                                                                 ----------           ----------
                                                                 ----------           ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                  $1,100,000           $  350,000
   Accounts payable                                               2,263,000            2,028,000
   Unearned income                                                  648,000              537,000
   Accrued expenses and other                                       433,000              296,000
                                                                 ----------           ----------
      Total current liabilities                                   4,444,000            3,211,000

STOCKHOLDERS' EQUITY:
   Common stock, no par value                                     5,484,000            5,474,000
   Treasury stock, at cost                                         (294,000)            (292,000)
   Stockholders' notes                                              (35,000)             (56,000)
   Accumulated Deficit                                           (1,793,000)          (1,273,000)
                                                                 ----------           ----------
      Total stockholders' equity                                  3,362,000            3,853,000
                                                                 ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $7,806,000           $7,064,000
                                                                 ----------           ----------
                                                                 ----------           ----------

    See accompanying notes to these condensed financial statements.

                        INTERNET COMMUNICATIONS CORPORATION
                        CONDENSED STATEMENTS OF OPERATIONS

                                         For the nine months ended October 31,        For the three months ended October 31,
                                              1995                1994                     1995                      1994
                                           (Unaudited)          (Unaudited)             (Unaudited)               (Unaudited)
NET SALES
   Equipment                                $7,998,000           $7,441,000              $2,385,000                $2,612,000
   Data communication services               6,390,000            5,014,000               2,152,000                 1,747,000
                                           -----------          -----------              ----------                ----------
                                            14,388,000           12,455,000               4,537,000                 4,359,000

COST OF SALES                              (10,381,000)          (8,881,000)             (3,572,000)               (3,063,000)
                                           -----------          -----------              ----------                ----------

GROSS MARGIN                                 4,007,000            3,574,000                 965,000                 1,296,000

OPERATING EXPENSES:
   Selling                                   1,668,000            1,326,000                 556,000                   460,000
   General and administrative                2,343,000            1,862,000                 867,000                   605,000
   Software                                    643,000              296,000                 339,000                   108,000
                                           -----------          -----------              ----------                ----------
                                             4,654,000            3,484,000               1,762,000                 1,173,000
                                           -----------          -----------              ----------                ----------

INCOME (LOSS) BEFORE INCOME TAXES             (647,000)              90,000                (797,000)                  123,000

INCOME TAX (EXPENSE) BENEFIT                   127,000              (35,000)                127,000                   (47,000)
                                           -----------          -----------              ----------                ----------

NET INCOME (LOSS)                            ($520,000)             $55,000               ($670,000)                  $76,000
                                           -----------          -----------              ----------                ----------
                                           -----------          -----------              ----------                ----------

NET INCOME (LOSS) PER COMMON SHARE
      Primary                                   ($0.22)               $0.02                  ($0.28)                    $0.03
                                           -----------          -----------              ----------                ----------
                                           -----------          -----------              ----------                ----------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Primary                                2,390,686            2,464,000               2,390,686                 2,387,000
                                           -----------          -----------              ----------                ----------
                                           -----------          -----------              ----------                ----------


See accompanying notes to these condensed financial statements.

                         INTERNET COMMUNICATIONS CORPORATION
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                For the nine months ended October 31,
                                                                     1995                1994
                                                                 (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     ($520,000)             $55,000
   Adjustments to reconcile net income to
   net cash from operating activities:
      Depreciation and amortization                                 462,000              411,000
      Impairment of software development                            150,000                 -
      Changes in operating assets and liabilities:
         (Increase) decrease in:
                Receivables- Net                                   (111,000)          (1,090,000)
                Income Taxes                                       (131,000)              60,000
                Inventory                                          (465,000)            (477,000)
                Investment in sales type leases                      65,000               24,000
                Prepaid expenses and other                          148,000             (124,000)
         Increase (decrease) in:
                Accounts payable                                    355,000              812,000
                Unearned income                                     111,000               63,000
                Accrued expenses                                    137,000              (96,000)
                                                                 ----------           ----------
      Net cash (used in) provided by operating activities           201,000             (362,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Software development costs                                      (100,000)            (532,000)
   Capital expenditures                                            (849,000)            (572,000)
   Payment for other assets                                            -                 (30,000)
   Purchase of Joint Venture                                       (167,000)                -
   Purchase of Marketable securities                                   -                (156,000)
   Sales of marketable securities                                   157,000              107,000
                                                                 ----------           ----------
      Net cash used in investing activities                        (959,000)          (1,183,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                             3,365,000            1,925,000
   Repayment of debt                                             (2,615,000)          (1,525,000)
   Proceeds from notes receivable                                    21,000               45,000
   Purchase of treasury stock                                        (2,000)            (236,000)
   Proceeds from sale of stock, net                                  10,000              952,000
                                                                 ----------           ----------
      Net cash provided by (used in) financing activities           779,000            1,161,000
                                                                 ----------           ----------

INCREASE (DECREASE) IN CASH                                          21,000             (384,000)
CASH, beginning of period                                           572,000              715,000
                                                                 ----------           ----------

CASH, end of period                                                $593,000             $331,000
                                                                 ----------           ----------
                                                                 ----------           ----------


See accompanying notes to these condensed financial statements.

             INTERNET COMMUNICATIONS CORPORATION


           NOTES TO CONDENSED FINANCIAL STATEMENTS
                      OCTOBER 31, 1995
                         (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The financial statements included herein have been prepared by Internet Communications Corporation (Internet or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K SB for the fiscal year ended January 31, 1995. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

NOTE 2 -- SOFTWARE DEVELOPMENT EXPENSE:

During the quarter ending October 31, 1995, the Company re-evaluated the net realizability of its capitalized software. It is was determined that due to technology changes in the market place, the projected revenue for its software product were substantially less than previously estimated. The related capitalized costs were in excess of the anticipated future profits from the sale of the product. As a result, management elected to write-off the unamortized balance of $150,000 of capitalized software in accordance with Financial Accounting Standard No. 86.

             INTERNET COMMUNICATIONS CORPORATION


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying condensed financial statements.

FINANCIAL CONDITION

The current ratio has decreased from 1.64 to 1.26, and working capital decreased by $885,000 for the period from January 31, 1995 to October 31, 1995. The Company's cash and cash equivalents at October 31, 1995 were $593,000 compared to $572,000 at January 31, 1995, while marketable securities were zero compared to $157,000 at January 31, 1995. Trade accounts receivable increased $205,000 at October 31, 1995, when compared to January 31, 1995 primarily due to final phase completion on large networks occurring in the latter part of the third quarter. Inventory balances increased compared to January 31, 1995 due to increased vendor lead times and in preparation for equipment sales scheduled for delivery in the fourth quarter. During the nine month ending October 31, 1995 the Company purchased $ 849,000 and retired $120,000 of fully depreciated capital assets used primarily in technological services. During the quarter ending October 31, 1995, the Company expensed $150,000 of software development costs based on the evaluation by management of its future realizable value (see NOTE 2).

The Company has a total credit facility of $2,000,000 of which $1,550,000 is available for general use and $450,000 secures a performance bond relating to a significant customer network sale. As of October 31, 1995, the outstanding balance was $1,100,000, exclusive of the performance bond element, as compared to an outstanding balance of $350,000 as of January 31, 1995. The increase in the credit facility was used to support an overall increased level of business activity. A new credit facility agreement with an expiration of June 30, 1996 has been negotiated with the same lender. This facility consists of a general use line-of-credit of $1,300,000 and a $450,000 facility to support the performance bond which will expire upon the release of the bond which is expected in the fourth quarter. The Company believes that this will provide adequate available credit, with existing cash reserves, to fund company operations.

During the three months ended October 31, 1995, the Company repaid $165,000 loaned to the Company during the second quarter of fiscal 1995 from its Chief Executive Officer at the market rate of interest.

RESULTS OF OPERATIONS:

For the nine and three months ended October 31, 1995, the Company reported revenues of $14.4 million and $4.5 million respectively, resulting in net losses of $520,000 and $670,000 respectively, compared to revenues of $12.5 million and $4.4 million with net income of $55,000 and $76,000 for the nine and three months ended October 31, 1994.

Sales for the nine and three months ended October 31, 1995, increased 16% and 3% compared to the same periods in 1994. The growth in sales for the nine months of fiscal 1995 was the result of continued strong demand for the data communication products and services provided by the Company. Sales for the three months ending October 31, 1995 were adversely impacted due to customers delaying shipment of product originally scheduled for the end of the third quarter 1995 to the forth quarter 1995. Gross margin as a percentage of sales was 27.9% and 21.3% for the nine and three months ending October 31, 1995, compared to 28.7% and 29.7% for the same periods of fiscal 1994. The decrease in gross margin percentage during the three months ended October 31, 1995 when compared to the three months ended October 31, 1994 was the result of lower margin equipment sales and increased costs to provide data communication services. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of equipment and service sales.

Selling expense as a percentage of revenues increased slightly
(12%) for the nine and three months ended October 31, 1995 compared to the same periods of fiscal 1994 (11%). The increase is primarily due to sales force compensation which relates to the gross margin performance of the Company.

General and Administrative expenses increased $481,000 and $262,000 for the nine and three month periods ending October 31, 1995 when compared to the same periods in fiscal 1994. These operating expense increases reflect the inclusion of operating expenses of former Internet-Inacom operations acquired on June 1, 1995, expansion of office facilities and general increase in expenses due to higher anticipated revenue activity.

During the quarter ending October 31, 1995 the Company re-evaluated the net realizability of its capitalized software. At that time it was determined the projected market for its software was substantially lower than previously anticipated. This has resulted in a write-off of $150,000 of costs, a substantial portion of which ($100,000) had been capitalized during the first quarter of 1995 (see NOTE 2).

The Company recognized a income tax refund as a result of net operating loss carry back available to the Company

             INTERNET COMMUNICATIONS CORPORATION


                           PART II


ITEM 1.   LEGAL PROCEEDINGS

          NONE


ITEM 2.   CHANGES IN SECURITIES

          NONE


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE


ITEM  4.  SUBMISSION  OF MATTER TO A  VOTE  OF  SECURITIES HOLDERS

          NONE


ITEM 5.   OTHER INFORMATION

During the quarter ended October 31, 1995, the Company ended acquisition discussions disclosed on Form 8K filed June 1, 1995.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)         The following Exhibit is attached hereto:

          EXHIBIT
            NO.          TITLE OF DOCUMENT
          -------        -----------------

          27             Financial Data Schedule

          (b)    Current Reports on Form 8-K.

                 None

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET COMMUNICATIONS CORPORATION

By: /s/ Thomas C. Galley
    ______________________________________________
        Thomas C. Galley, President

Date: December 12, 1995


By: /s/ Benjamin T. Kelly
    ______________________________________________
      Benjamin T. Kelly, Chief Financial Officer
                   and Treasurer

Date: December 12, 1995

                           EXHIBIT INDEX

          Exhibit
            NO.          TITLE OF DOCUMENT
          -------        -----------------

          27             Financial Data Schedule