Form 10QSB
period 1996-04-30
INTERNET COMMUNICATIONS CORP
filed 1996-06-13
CIK 841693

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C.  20549



                                    FORM  10-Q SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended APRIL 30, 1996
                                   --------------

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


    For the transition period from     N/A    to    N/A
                                       ---          ---

                           Commission file number  0-19578
                                                -------


                         INTERNET COMMUNICATIONS CORPORATION
              ---------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              COLORADO                                84-1095516
   ----------------------------------       ------------------------------
    State or other jurisdiction of          (I.R.S. EmployerIdentification
    incorporation or organization                     Number)

       7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO  80111
       -----------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code   (303) 770-7600
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

At April 30, 1996, 2,400,686 shares of Common Stock, no par value were outstanding

Page 1 of  10 pages.

                         INTERNET COMMUNICATIONS CORPORATION


                                        INDEX

                                                                PAGE

         Form 10-Q SB Cover Page                                 1

         Index Page                                              2

Part I   Condensed Balance Sheets                                3
         April 30, 1996 and January 31, 1996

         Condensed Statements of Operations                      4
         Three months ended April 30, 1996 & 1995

         Condensed Statements of Cash Flows                      5
         Three months ended April 30, 1996 & 1995

         Notes to Condensed Financial Statements                 6

         Management's Discussion and Analysis of Financial       7 - 8
         Condition and Results of Operations

Part II  Other Information

         Item 1 - Legal Proceedings                              9

         Item 2 - Changes in Securities                          9

         Item 3 - Defaults upon Senior Securities                9

         Item 4 - Submission of Matters to a Vote of             9
              Securities Holders

         Item 5 - Other Information                              9

         Item 6 - Exhibits and Reports on Form 8-K               9

         Signature Page                                          10

                      INTERNET COMMUNICATIONS CORPORATION
                            CONDENSED BALANCE SHEETS



                                                           April 30,               January 31,
                                                              1996                    1996
                                                          (Unaudited)
                            ASSETS

CURRENT ASSETS:
   Cash                                                        $266,000                 $473,000
   Receivables:
      Trade, net of allowance                                $2,297,000               $2,757,000
      Other                                                    $361,000                 $400,000
   Inventory                                                 $1,182,000               $1,398,000
   Prepaid expenses and other                                  $377,000                 $397,000
                                                           ------------             ------------
      Total current assets                                   $4,483,000               $5,425,000


FURNITURE AND EQUIPMENT, NET                                 $1,900,000               $1,943,000


OTHER ASSETS:                                                   $69,000                  $82,000

TOTAL ASSETS                                                 $6,452,000               $7,450,000
                                                           ------------             ------------
                                                           ------------             ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                              $1,100,000               $1,000,000
   Accounts payable                                          $1,656,000               $2,523,000
   Unearned income                                             $672,000                 $662,000
   Accrued expenses and other                                  $304,000                 $348,000
                                                           ------------             ------------
      Total current liabilities                              $3,732,000               $4,533,000

STOCKHOLDERS' EQUITY:
   Common stock, no par value                                $5,202,000               $5,202,000
   Stockholders' notes                                         ($35,000)                ($35,000)
   Accumulated deficit                                      ($2,447,000)             ($2,250,000)
                                                           ------------             ------------
      Total stockholders' equity                             $2,720,000               $2,917,000
                                                           ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $6,452,000               $7,450,000
                                                           ------------             ------------
                                                           ------------             ------------


      See accompanying notes to these condensed financial statements

                         INTERNET COMMUNICATIONS CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS



                                                                For the three months ended April 30,
                                                                1996                          1995
                                                               (Unaudited)                 (Unaudited)


NET SALES:
   Equipment                                                   $1,258,000                   $2,607,000
   Data communication services                                 $2,356,000                   $2,110,000
                                                            -------------                -------------
                                                               $3,614,000                   $4,717,000

COST OF SALES                                                 ($2,548,000)                 ($3,248,000)
                                                            -------------                -------------

GROSS MARGIN                                                   $1,066,000                   $1,469,000

OPERATING EXPENSES:
   Selling                                                       $493,000                     $524,000
   General and administrative                                    $734,000                     $676,000
   Software development & maintenance                             $36,000                     $133,000
   Equity in loss of joint venture                                     $0                      $39,000
                                                            -------------                -------------
                                                               $1,263,000                   $1,372,000
                                                            -------------                -------------

INCOME BEFORE INCOME TAXES                                      ($197,000)                     $97,000

INCOME TAX EXPENSE                                                     $0                           $0
                                                            -------------                -------------

NET INCOME (LOSS)                                               ($197,000)                     $97,000

NET INCOME PER COMMON SHARE                                   $     (0.08)                 $      0.04
                                                            -------------                -------------
                                                            -------------                -------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      2,397,000                    2,521,000
                                                            -------------                -------------
                                                            -------------                -------------



                See accompanying notes to these condensed financial statements

                         INTERNET COMMUNICATIONS CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS



                                                                                     For the three months ended April 30,
                                                                                        1996                        1995
                                                                                     (Unaudited)                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          ($197,000)                    $97,000
  Adjustments to reconcile net income to
  net cash from operating activities:
          Depreciation and amortization                                                 188,000                     149,000
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                    Receivables- Net                                                    499,000                    (660,000)
                    Inventory                                                           216,000                    (219,000)
                    Prepaid expenses and other                                           33,000                      74,000
             Increase (decrease) in:
                    Accounts payable                                                   (867,000)                    140,000
                    Unearned income                                                      10,000                      15,000
                    Accrued expenses                                                    (44,000)                     98,000
                                                                                   ------------                ------------
          Net cash (used in) provided by operating activities                          (162,000)                   (306,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                                                              -                        (100,000)
  Capital expenditures                                                                 (145,000)                   (118,000)
  Purchase of Marketable securities                                                       -                          (2,000)
                                                                                   ------------                ------------
          Net cash used in investing activities                                        (145,000)                   (220,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                                    100,000                     765,000
  Repayment of debt                                                                       -                        (550,000)
  Proceeds from notes receivable                                                          -                           2,000
  Purchase of treasury stock                                                              -                          (2,000)
                                                                                   ------------                ------------
          Net cash provided by (used in) financing activities                           100,000                     215,000
                                                                                   ------------                ------------

INCREASE (DECREASE) IN CASH                                                            (207,000)                   (311,000)
CASH, beginning of period                                                               473,000                     572,000
                                                                                   ------------                ------------

CASH, end of period                                                                    $266,000                    $261,000
                                                                                   ------------                ------------
                                                                                   ------------                ------------


               See accompanying notes to these condensed financial statements.

                         INTERNET COMMUNICATIONS CORPORATION


                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    APRIL 30, 1996
                                     (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The financial statements included herein have been prepared by Internet Communications Corporation (Internet or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K SB for the fiscal year ended January 31, 1996. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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


FINANCIAL CONDITION

The current ratio as of April 30, 1996 remained unchanged (1.20) when compared to January 31, 1996 (1.20), and working capital decreased by $141,000 for the period from January 31, 1996 to April 30, 1996. The Company's cash and cash equivalents at April 30, 1996 were $266,000 compared to $473,000 at January 31, 1996. Trade accounts receivable decreased $460,000 at April 30, 1996, when compared to January 31, 1996 primarily due to collection efforts by Company personnel. Inventory balances decreased $216,000 compared to January 31, 1996 due to decreased vendor lead time, stock rotation to vendors and improved customer delivery time. During the three months ending April 30, 1996 the Company purchased $ 145,000 of capital assets used primarily in technological services.

The Company increased its use of its line of credit during the first quarter of fiscal 1997. The balance drawn on at April 30, 1996 was $1,100,000 an increase of $100,000 from January 31, 1996. The total credit facility is $1,750,000 of which $450,000 is held as collateral for a performance bond on a significant customer contract. During the first quarter ending April 30, 1996, the Company was in violation of loan agreement covenants. However, the lender has waived those violations and extended the line of credit to June 30, 1996. It is management's opinion that the Company has adequate working capital and bank credit to fund its on-going operations. Accounts Payable decreased $867,000 when compared to January 31, 1996. This primarily resulted from payment to vendors with cash generated through operations.

On May 29,1996, the Company entered into a stock exchange agreement with Interwest Group, Inc. (Group), under which the Company proposes to acquire all of the issued and outstanding common stock of Interwest Communications C. S. Corporation in exchange for 2,306,541 shares of the Company's common stock. The share exchange agreement is subject to shareholder approval. In connection with this agreement, Group advanced the Company $900,000 in the form of a promissory note due December 31, 1996. If not paid when due, the Note is convertible into common stock at $3.00 per share.

RESULTS OF OPERATIONS:

For the three months ended April 30, 1996, the Company reported revenues of $3.6 million respectively, resulting in net losses of $197,000 respectively, compared to revenues of $4.7 million with net income of $97,000 for the three months ended April 30, 1995.

Sales for the three months ended April 30, 1996, decreased 23% compared to the same periods in 1995. The decrease in sales for the three months of fiscal 1997 was primarily the result of reduced equipment sales generated from the Company's resale sales channel, partially offset by an increase in data communication service sales of 12% when compared to the same period last year. Gross margin as a percentage of sales was 29.5% for the three months ending April 30, 1996, compared to 31.2% for the same periods of fiscal 1996. The decrease in gross margin percentage during the three months ended April 30, 1996 when compared to the same period last year was the result of lower margin equipment sales. The Company's gross margin percentage can vary significantly from period to period due to changes in the relative mix of equipment and service sales.

Selling expense as a percentage of revenues increased slightly (13.6%) for the three months ended April 30, 1996 compared to the same periods of fiscal 1996 (11.1%). The increase is the result of greater sales force compensation per revenue dollar for data communication service sales vs equipment sales.

General and Administrative expenses increased $58,000 for the three month period ending April 30, 1996 when compared to the same periods in fiscal 1996. These operating expense increases reflect the inclusion of operating expenses of former Internet-Inacom operations acquired on June 1, 1995, expansion of office facilities and general increase in expenses due to higher anticipated revenue activity.

Software development & maintenance expense decreased $97,000 during the quarter ending April 30, 1996 when compared to the same period last year. The decrease is the result of the Company's de-emphasis of software development. See related discussion in form 10-KSB dated January 31, 1996.

                         INTERNET COMMUNICATIONS CORPORATION


                                       PART II


ITEM 1.   LEGAL PROCEEDINGS

            NONE


ITEM 2.   CHANGES IN SECURITIES

            NONE


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

            NONE

ITEM 5.   OTHER INFORMATION

Subsequent to the quarter ended April 30, 1996, the Company filed Form 8K dated May 14, 1996.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            NONE

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET COMMUNICATIONS CORPORATION



By:    /s/   Thomas C. Galley
    -----------------------------------------
       Thomas C. Galley, President

Date:  June 12, 1996



By:    /s/   Benjamin T. Kelly
    -----------------------------------------
       Benjamin T. Kelly, Chief Financial Officer
              and Treasurer

Date:  June 12, 1996