Form 10QSB
period 1996-07-31
INTERNET COMMUNICATIONS CORP
filed 1996-09-16
CIK 841693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549


                                  FORM  10-Q SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JULY 31, 1996
                                    -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from     N/A    to    N/A
                                        ---          ---

                         Commission file number  0-19578
                                                 -------

                       INTERNET COMMUNICATIONS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                   84-1095516
     ------------------------------          -------------------------------
     State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization                     Number)

     7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO  80111
     -----------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code   (303) 770-7600
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

At July 31, 1996, 2,400,686 shares of Common Stock, no par value were outstanding

Page 1 of  11 pages.

                       INTERNET COMMUNICATIONS CORPORATION


                                      INDEX

                                                                        PAGE

          Form 10-Q SB Cover Page                                          1

          Index Page                                                       2

Part I    Condensed Balance Sheets                                         3
          July 31, 1996 and January 31, 1996

          Condensed Statements of Operations                               4
          Three & six months ended July 31, 1996 & 1995

          Condensed Statements of Cash Flows                               5
          Six months ended July 31, 1996 & 1995

          Notes to Condensed Financial Statements                          6

          Management's Discussion and Analysis of Financial                7 - 8
          Condition and Results of Operations

Part II   Other Information

          Item 1 - Legal Proceedings                                       9

          Item 2 - Changes in Securities                                   9

          Item 3 - Defaults upon Senior Securities                         9

          Item 4 - Submission of Matters to a Vote of                      9
               Securities Holders

          Item 5 - Other Information                                       10

          Item 6 - Exhibits and Reports on Form 8-K                        10

          Signature Page                                                   11

                         INTERNET COMMUNICATIONS CORPORATION
                         CONDENSED BALANCE SHEETS


                                                     July 31,     January 31,
ASSETS                                                 1996          1996
                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                  $399,000      $473,000
  Receivables:
    Trade, net of allowance                            3,572,000     2,757,000
    Other                                                178,000       400,000
  Inventory                                            1,109,000     1,398,000
  Prepaid expenses and other                             293,000       397,000
                                                    ------------  ------------
    Total current assets                               5,551,000     5,425,000


FURNITURE AND EQUIPMENT - NET                          1,818,000     1,943,000

OTHER ASSETS                                             117,000        82,000

TOTAL ASSETS                                          $7,486,000    $7,450,000
                                                    ------------  ------------
                                                    ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                        $2,200,000    $1,000,000
  Accounts payable                                     1,194,000     2,523,000
  Unearned income                                        752,000       662,000
  Accrued expenses and other                             496,000       348,000
                                                    ------------  ------------
    Total current liabilities                          4,642,000     4,533,000

STOCKHOLDERS' EQUITY:
  Common stock, no par value                           5,207,000     5,202,000
  Stockholders' notes                                   (35,000)       (35,000)
  Retained earnings                                  (2,328,000)    (2,250,000)
                                                    ------------  ------------
    Total stockholders' equity                         2,844,000     2,917,000
                                                    ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $7,486,000    $7,450,000
                                                    ------------  ------------
                                                    ------------  ------------

See accompanying notes to these condensed financial statements.

                          INTERNET COMMUNICATIONS CORPORATION
                           CONDENSED STATEMENTS OF OPERATIONS


                                                           For the six months ended     For the three months ended
                                                                    July 31,                       July 31,
                                                              1996            1995           1996           1995
                                                          (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
NET SALES
  Equipment                                                 $3,661,000     $5,613,000     $2,414,000     $3,006,000
  Data communication services                                4,839,000      4,239,000      2,473,000      2,129,000
                                                          ------------   ------------   ------------   ------------
                                                             8,500,000      9,852,000      4,887,000      5,135,000

COST OF SALES                                               (6,007,000)    (6,827,000)    (3,459,000)    (3,579,000)
                                                          ------------   ------------   ------------   ------------

GROSS MARGIN                                                 2,493,000      3,025,000      1,428,000      1,556,000

OPERATING EXPENSES:
  Selling                                                    1,062,000      1,112,000        569,000        588,000
  General and administrative                                 1,448,000      1,398,000        714,000        722,000
  Software                                                      61,000        304,000         26,000        171,000
  Loss from investment in joint venture                              0         61,000              0         22,000
                                                          ------------   ------------   ------------   ------------
                                                             2,571,000      2,875,000      1,309,000      1,503,000
                                                          ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                              (78,000)       150,000        119,000         53,000

INCOME TAX (EXPENSE) BENEFIT                                         0              0              0              0
                                                          ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                             ($78,000)      $150,000       $119,000        $53,000
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

NET INCOME (LOSS) PER COMMON SHARE
     Primary                                                    ($0.03)         $0.06          $0.05          $0.02
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
     Primary                                                 2,452,288      2,390,686      2,452,288      2,390,686
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

See accompanying notes to these condensed financial statements.

                      INTERNET COMMUNICATIONS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       For the six months ended July 31,
                                                               1996           1995
                                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  ($78,000)      $150,000
  Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                              330,000        298,000
    Increase in Bad Debt Reserve                                25,000
    Changes in operating assets and liabilities:
     (Increase) decrease in:
         Receivables- Net                                     (618,000)    (1,326,000)
         Inventory                                             289,000       (785,000)
         Investment in sales type leases                        34,000         43,000
         Prepaid expenses and other                             70,000        299,000
      Increase (decrease) in:
         Accounts payable                                   (1,329,000)       464,000
         Unearned income                                        90,000         87,000
         Accrued expenses                                      148,000        (37,000)
                                                          ------------   ------------
    Net cash (used in) provided by operating activities     (1,039,000)      (807,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                                         -       (100,000)
  Capital expenditures                                        (240,000)      (452,000)
  Investment in Joint Venture                                        -        (83,000)
  Purchase Joint Venture                                             -        (84,000)
  Purchase of Marketable securities                                           157,000
  Sales of marketable securities                                     -              -
                                                          ------------   ------------
    Net cash used in investing activities                     (240,000)      (562,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                         1,200,000      2,365,000
  Repayment of debt                                                  -     (1,250,000)
  Proceeds from notes receivable                                     -         10,000
  Purchase of treasury stock                                         -         (2,000)
  Proceeds from sale of stock, net                               5,000              -
                                                          ------------   ------------
    Net cash provided by (used in) financing activities      1,205,000      1,123,000
                                                          ------------   ------------

DECREASE IN CASH                                               (74,000)      (246,000)
CASH, beginning of period                                      473,000        572,000

                                                          ------------   ------------

CASH, end of period                                           $399,000       $326,000
                                                          ------------   ------------
                                                          ------------   ------------

See accompanying notes to these condensed financial statements.

                       INTERNET COMMUNICATIONS CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The financial statements included herein have been prepared by Internet Communications Corporation (Internet or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-K SB for the fiscal year ended January 31, 1996. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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


FINANCIAL CONDITION

The current ratio as of July 31, 1996 remained unchanged at 1.20 when compared to January 31, 1996 (1.20), and working capital increased by $17,000 for the period from January 31, 1996 to July 31, 1996. The Company's cash and cash equivalents at July 31, 1996 were $399,000 compared to $473,000 at January 31, 1996, a decrease of $74,000. Trade accounts receivable increased by $815,000 to $3,572,000 at July 31, 1996, when compared to January 31, 1996 due to higher revenues in the month of July and slower payments by a number of major accounts. Inventory balances decreased $289,000 compared to January 31, 1996 due to management programs leading to increased inventory turns, stock rotation to vendors, and improved customer delivery time. During the six months ending July 31, 1996 the Company purchased $ 240,000 of capital assets used primarily in technology services.

The Company increased its borrowings under its bank line of credit to $1,300,000 at July 31, 1996, from $1,000,000 at January 31, 1996. The Company has a credit facility of $1,750,000 of which $450,000 is held as collateral for a performance bond on a significant customer contract. As of July 31, 1996, the Company was in violation of loan agreement covenants. However, the lender has waived those violations and extended the line of credit to September 12, 1996. In addition to the bank credit facility, the Company has borrowed $900,000 under a stock exchange agreement (See comments below). Accounts Payable decreased by $1,329,000 when compared to January 31, 1996. This decrease resulted primarily from payments to vendors with funds from operations, the Company's line of credit, and the stock exchange loan. It is management's opinion that the Company has adequate working capital and bank credit to fund its on-going operations.

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



RESULTS OF OPERATIONS:

For the three and six months ended July 31, 1996, the Company reported revenues of $4.89 million and $8.50 million respectively, resulting in net profits of $119,000 for the three months and net losses of $78,000 for the six months respectively, compared to revenues of $5.14 million and $9.85 million with net income of $53,000 and $150,000 for the three months and six months ended
July 31, 1995.

Revenues for the second quarter of FY1997 (ended July 31, 1996) increased 35% over revenues for the first quarter of FY1997. This increase is attributable to higher sales representative productivity and the establishment of new sales channels for the Company's service products. When comparing revenues for the second quarter of FY1997 to the revenues for the same quarter of FY1996 (ended July 31, 1995), revenues have declined by $248,000 which is attributable to the recording of sale of $1.6 million to a single customer in the second quarter of FY1995. For the six months ended July 31, 1996 revenues were $8.50 million compared to $9.85 million for the same period of the prior year. This decline in revenue of 13.7% is attributable to the single sale of $1.6 million mentioned
above and unusually low sales in the first quarter of FY1997.   Gross margin as
a percentage of revenues was 29.2% for the three months ending July 31, 1996 and was 29.3% for the six months ended July 31.1996. Gross margin declined by an average of 1.2% for both periods which is attributable to normal competitive and price pressures. The Company's gross margin percentage can vary from period to period due to changes in the relative mix of equipment and service sales.

Selling expense as a percentage of revenue increased for all reporting periods but actually declined in when measured in dollars. Selling expense as a percentage of revenues remained stable (11.6%) for the three months ended July 31, 1996 compared to the same period of the prior year (11.4%) but declined by 3.2% in dollars expended. For the six months ended July 31, 1996 selling expense as percentage of revenues increased by 1.4% compared to the six months ended July 31, 1995 but declined by 2.7% in terms of expenditures. The increase in selling expense when measured as a percentage of revenues is attributable to revenue shortfalls in the first quarter of FY1997. The decreases in the funds expended is attributable restructuring of the sales organization during the fourth quarter of FY1995.

General and Administrative expenses increased $50,000 for the six month period ending July 31, 1996 when compared to the same period in fiscal year 1996. These expenses include many fixed expenses which do not vary with revenue levels. The increase for the six months is attributable to increased office space expenses and general vendor price increases.

Software development & maintenance expenses decreased significantly for all reported periods. This is attributable to a change in management's long-range plans and the cancellation of software development programs which was discussed in detail in the Company's annual report and 10-KSB for the fiscal year ended January 31, 1996.

Net income for the three months ended July 31, 1996 was $119,000 compared to net income of $53,000 for the same period from the prior year. The net income of $119,000 compares to a loss of $197,000 for the three month ended April 30, 1996. The Company reports a net loss for the six months ended July 31, 1996 of $78,000 compared to net income of $150,000 for the same period from the prior year.


                       INTERNET COMMUNICATIONS CORPORATION


                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

               NONE


ITEM 2.   CHANGES IN SECURITIES

               NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

On September 12, 1996, a special meeting of the Company's shareholders was held to vote on proposals contained in a proxy statement mailed to shareholders on August 12, 1996. The following items were voted upon by shareholders

Proposal #1 to adopt the 1995 Non-Employee Director Stock Option Plan. This proposal passed with 1,403,440 votes for, 81,152 votes against, 17,704 abstaining, and 695,737 not voting.

Proposal #2 to adopt the 1996 Incentive Stock Plan. This proposal passed with 1,381,432 votes for, 44,900 votes against, 25,494 abstaining, and 745,747 not voting.

Proposal #3 to approve the amended and restated acquisition agreement among the Company, Internet Acquisition One, Inc. ("Merger Sub") and Interwest Group, Inc. ("Group") and certain transactions related thereto pursuant to which Merger Sub will merge into Interwest Communications C.S. Corporation, ("Interwest") a wholly-owned subsidiary of Group. As a result of the merger, the Company will own all the outstanding shares of capital stock of Interwest. Group will receive a number of shares of the Company's common stock, no par value, that will in general be equal to 49% of the number of shares of the Company common stock that will be issued and outstanding after giving effect to the closing of the merger. This proposal passed with 1,380,129 votes for, 13,764 votes against, 12,127 abstaining, and 792,013 not voted.

Proposal #4 to amend the articles of incorporation to increase the number of authorized shares of the Company common stock from 4,500,000 shares to 20,000,000 shares. This proposal passed with 2,137,401 votes for, 40,935 votes against, 19,477 abstaining, and 220 not voting.

Proposal #5 to amend the articles of incorporation to remove the requirement that there be at least six directors prior to dividing the board of directors into three classes, each of which, after an interim arrangement, will serve for staggered three year terms, and to permit the removal of directors before expiration of their terms of office only for cause. This proposal passed with 1,371,163 votes for, 56,041 votes against, 25,082 abstaining, and 745,747 not voting.

Proposal #6 to amend the articles of incorporation to provide for increased voting requirements for certain corporate actions including the sale of the Company's assets, mergers, and dissolution and to remove the requirement for shareholder approval of pledges of assets; and to provide for mandatory indemnification of directors and officers in every case in which a corporation is entitled under Colorado law to indemnify directors and officers. This proposal, which required a two-thirds vote of outstanding shares, failed due to an insufficient number of shares voting.

The following directors were nominated by the Company management and were elected:

     Dale R. Morrison - 2,188,843 votes for and 8,990 votes against. William J. Maxwell - 2,186,114 votes for and 11,719 votes against. Arnell J. Galley - 2,186,214 votes for and 12,619 votes against. Peter A. Guglielmi - 2,186,364 votes for and 11,469 votes against. Thomas C. Galley - 2,185,314 votes for and 12,519 votes against.

ITEM 5.   OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K's were filed on May 15 and May 29, 1996. Both reports dealt with the merger of the Company and Interwest Communications C. S. Corporation. See
comments under ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET COMMUNICATIONS CORPORATION




By:  /s/   Thomas C. Galley
    -------------------------------------------
     Thomas C. Galley, President

Date:  September 12, 1996





By:  /s/   Benjamin T. Kelly
    -------------------------------------------
     Benjamin T. Kelly, Chief Financial Officer
          and Treasurer

Date:  September 12, 1996