Form 10QSB
period 1996-10-31
INTERNET COMMUNICATIONS CORP
filed 1996-12-16
CIK 841693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549


                                  FORM  10-Q SB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended OCTOBER 31, 1996
                                    ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from   N/A   to    N/A
                                      ---         ---

                         Commission file number  0-19578
                                                --------

                       INTERNET COMMUNICATIONS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             COLORADO                                    84-1095516
  -------------------------------             ---------------------------------
  State or other jurisdiction of               (I.R.S. Employer Identification
   incorporation or organization                           Number)

   7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO    80111
   ----------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code   (303) 770-7600
                                                           ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           [X] Yes      [ ] No

At October 31, 1996, 4,713,727 shares of Common Stock, no par value were outstanding

Page 1 of  13 pages.

                       INTERNET COMMUNICATIONS CORPORATION


                                      INDEX

                                                                     PAGE
                                                                      ----

          Form 10-Q SB Cover Page                                       1

          Index Page                                                    2

Part I    Condensed Balance Sheets                                      3
          October 31, 1996 and January 31, 1996

          Condensed Statements of Operations                            4
          Three & nine months ended October 31, 1996 & 1995

          Condensed Statements of Cash Flows                            5
          Nine months ended October 31, 1996 & 1995

          Notes to Condensed Financial Statements                       6

          Management's Discussion and Analysis of Financial             7 - 10
          Condition and Results of Operations

Part II   Other Information

          Item 1 - Legal Proceedings                                    11

          Item 2 - Changes in Securities                                11

          Item 3 - Defaults upon Senior Securities                      11

          Item 4 - Submission of Matters to a Vote of                   11 - 12
                   Securities Holders

          Item 5 - Other Information                                    12

          Item 6 - Exhibits and Reports on Form 8-K                     12

          Signature Page                                                13

                       INTERNET COMMUNICATIONS CORPORATION

                             CONDENSED BALANCE SHEET



                                                  October 31,
                                                     1996          January 31,
                                                  (Unaudited)          1996
                                                 -------------     -----------
ASSETS
  CURRENT ASSETS
    Cash                                         $   573,000       $   473,000
    Receivables:
      Trade, net of allowance                      8,501,000         2,757,000
      Other                                          116,000           400,000
    Inventory                                      2,078,000         1,398,000
    Work in Process                                1,321,000
    Prepaid Expenses and other                       598,000           397,000
                                                 -----------       -----------
      Total current assets                        13,187,000         5,425,000


  FURNITURE AND EQUIPMENT - NET                    2,767,000         1,943,000

  OTHER ASSETS
    Goodwill                                       3,278,000
    Intangible assets                                751,000
    Other assets                                     408,000            82,000
                                                 -----------       -----------
      Total other assets                           4,437,000            82,000

  TOTAL ASSETS                                   $20,391,000       $ 7,450,000
                                                 -----------       -----------
                                                 -----------       -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Note payable                                 $ 4,584,000        $1,000,000
    Account payable                                4,125,000         2,523,000
    Unearned Income                                  993,000           662,000
    Current maturities of long term debt             239,000
    Accrued expenses and other                       989,000           348,000
                                                 -----------       -----------
      Total current liabilities                   10,930,000         4,533,000

  LONG TERM LIABILITIES                              775,000                --


  STOCKHOLDERS' EQUITY:
    Common stock, no par value                    10,813,000         5,202,000
    Stockholders' notes                             (35,000)          (35,000)
    Retained earnings                            (2,092,000)       (2,250,000)
                                                 -----------       -----------
      Total stockholders' equity                   8,686,000         2,917,000

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $20,391,000       $ 7,450,000
                                                 -----------       -----------
                                                 -----------       -----------


    SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS.

                       INTERNET COMMUNICATIONS CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS



                                                          FOR THE NINE MONTHS ENDED              FOR THE THREE MONTHS ENDED
                                                                 OCTOBER 31,                             OCTOBER 31,
                                                           1996                1995                1996                1995
                                                       (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
NET SALES
  EQUIPMENT                                            $8,790,000          $7,998,000          $5,129,000          $2,386,000
  DATA AND VOICE COMMUNICATION SERVICES                 9,356,000           6,390,000           4,517,000           2,144,000
                                                       ----------          ----------          ----------          ----------
                                                       18,146,000          14,388,000           9,646,000           4,530,000

COST OF SALES                                         (11,791,000)        (10,371,000)         (6,206,000)         (3,574,000)

                                                       ----------          ----------          ----------          ----------
GROSS MARGIN                                            6,355,000           4,017,000           3,440,000             956,000

OPERATING EXPENSES:
  SELLING                                               2,740,000           1,678,000           1,247,000             556,000
  GENERAL AND ADMINISTRATIVE                            3,457,000           2,986,000           1,956,000           1,197,000
  SOFTWARE                                                     --                  --                  --                  --
  LOSS FROM INVESTMENT IN JOINT VENTURE                        --                  --                  --                  --
                                                       ----------          ----------          ----------          ----------
                                                        6,197,000           4,664,000           3,203,000           1,753,000
                                                       ----------          ----------          ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                         158,000            (647,000)            237,000            (797,000)

INCOME TAX (EXPENSE) BENEFIT                                   --             127,000                  --             127,000
                                                       ----------          ----------          ----------          ----------
NET INCOME (LOSS)                                      $  158,000           ($520,000)         $  237,000           ($670,000)
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------
NET INCOME (LOSS) PER COMMON SHARE
  PRIMARY                                                   $0.06              ($0.21)              $0.07              ($0.27)
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
  PRIMARY                                               2,711,385           2,390,686           3,487,699           2,390,686
                                                       ----------          ----------          ----------          ----------
                                                       ----------          ----------          ----------          ----------

   SEE ACCOMPANYING NOTES TO THESE CONDENSED FINANCIAL STATEMENTS

                       INTERNET COMMUNICATIONS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                  FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                          1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $158,000           ($520,000)
  Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                                        694,000             462,000
    Increase in Bad Debt Reserve                                          47,000             150,000
    Changes in operating assets and liabilities:
       (Increase) decrease in:
                  Receivables - Net                                   (1,805,000)           (111,000)
                  Other receivables                                      195,000                  --
                  Income taxes                                                --            (131,000)
                  Inventory                                              435,000            (465,000)
                  Prepaid expense and other                              (51,000)            148,000
                  Work-in-Process                                       (444,000)                 --
                  Other non-current assets                               (90,000)                 --
         Increase (decrease) in:
                  Accounts payable                                      (890,000)            355,000
                  Unearned income                                        166,000             111,000
                  Accrued expenses                                       122,000             137,000
                                                                      ----------          ----------
    Net cash (used in) provided by operating activities               (1,463,000)            656,000


CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                                                  --            (100,000)
  Capital expenditures                                                  (601,000)           (849,000)
  Investment in intangible assets                                        (48,000)                 --
  Cash acquired in merger and acquisition                                     --                  --
  Purchase Joint Venture                                                      --            (167,000)
  Sales of marketable securities                                              --             157,000
                                                                      ----------          ----------
    Net cash used in investing activities                               (570,000)           (959,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                   4,900,000           3,365,000
  Repayment of debt                                                   (2,788,000)         (2,615,000)
  Proceeds from notes receivable                                              --              21,000
  Purchase of treasury stock                                                  --              (2,000)
  Proceeds from sale of stock, net                                        20,000              10,000
                                                                      ----------          ----------
    Net cash provided by (used in) financing activities                2,132,000             779,000
                                                                      ----------          ----------
INCREASE IN CASH                                                          99,000              21,000
CASH, BEGINNING OF PERIOD                                                474,000             572,000

CASH, END OF PERIOD                                                   $  573,000          $  593,000
                                                                      ----------          ----------
                                                                      ----------          ----------

  See accompanying notes to these condensed financial statements.

                       INTERNET COMMUNICATIONS CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (Unaudited)

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

INTRODUCTION

During the quarter ended October 31, 1996, Internet Communications Corporation (Company or Internet) merged with Interwest Communications C.S. Corporation (Interwest Communications) and acquired the assets of Paragon Data Systems (Paragon). See Item 4. of Part II. The merger with Interwest Communications C.S. Corporation was effective on September 1, 1996, and therefore this 10-Q report includes the results from operations of Interwest for two months of the quarter. Interwest is currently a wholly-owned subsidiary of Internet. The assets of Paragon Data Systems were acquired effective October 1, 1996. Both transactions were accounted under purchase accounting rules.

FINANCIAL CONDITION

Internet Communications Corporation's financial condition was effected by the addition of the net assets of Interwest Communications C.S. Corporation and Paragon Data Systems. Those net assets are included in Internet Communications Corporation balance sheet at October 31, 1996. The table set forth selected assets and liabilities of Internet and Interwest Communications. Paragon
Data Systems assets were considered to be immaterial and are not separately disclosed but are included with the assets of Internet in the table below.

                                      INTERNET       INTERWEST
                                   COMMUNICATIONS  COMMUNICATIONS       TOTAL
                                   --------------  --------------   ----------
     Accounts Receivable-net         $4,055,000      $4,446,000     $8,501,000
     Inventory                        1,256,000         822,000      2,078,000
     Work in Process                          -       1,321,000      1,321,000
     Working Capital                    636,000       1,621,000      2,257,000
     Fixed Assets-net                 1,967,000         800,000      2,767,000
     Goodwill                           288,000       2,990,000      3,278,000
     Intangible                          15,000         736,000        751,000

     Notes Payable                   $2,640,000      $1,944,000     $4,584,000
     Accounts Payable                 1,372,000       2,753,000      4,125,000
     Accrued Expenses                   376,000         613,000        989,000

The current ratio as of October 31, 1996 improved to 1.21 when compared to January 31, 1996 (1.20), and working capital increased by $1,365,000 for the period from January 31, 1996 to October 31, 1996. The Company's cash and cash equivalents at October 31, 1996 were $573,000 compared to $473,000 at January 31, 1996, a increase of $100,000. Trade accounts receivable increased by $5,744,000 to $8,501,000 at October 31, 1996, when compared to January 31, 1996 due to a significant transaction which closed late in the quarter and the addition of $4,446,000 in accounts receivable from Interwest Communications. Inventory balances increased $680,000 compared to January 31, 1996. This net increase was attributable to Interwest inventory of $822,000 which offset a reduction of Internet Communication's inventory of $142,000 which was achieved through improved inventory management. Work in Process of $1,321,000 reflects expenses associated with partial completion of major contracts with Interwest Communications. Interwest Communications accounts for major contracts on the percentage of completion bases. The Interwest Communications As of October 31, 1996, the balance sheet of Internet Communications reflects fixed assets of $6,140,000 which includes fixed assets of Interwest of $1,450,000. During the nine months ended Internet acquired fixed assets of $613,000 (which includes $47,000 from Paragon but excludes Interwest) used primarily in technology services.

On September 19, 1996, the Company established a new bank line of credit which it used to payoff the existing lines of credit of Internet Communications and to pay balances owed by Interwest Communications to its former parent. The new line of credit is a $6,000,000 multi-year credit facility collateralized by the accounts receivable, inventory, and the general assets of Internet Communications and its subsidiaries. In addition to the bank credit facility, at October 31, 1996, the Company had borrowed $900,000 under a stock exchange agreement (See comments below). Subsequent to October 31, 1996, the Company has drawn on its bank line of credit to pay the stock exchange loan of $900,000. It is management's opinion that the Company has adequate working capital and bank credit to fund its on-going operations.

On May 29,1996, the Company entered into a stock exchange agreement with Interwest Group, Inc. (Group), under which the Company proposed to acquire all of the issued and outstanding common stock of Interwest Communications C. S. Corporation in exchange for 2,306,541 shares of the Company's common stock. The share exchange agreement was subject to shareholder approval which was granted on September 12, 1996. In connection with this agreement, Group advanced the Company $900,000 in the form of a promissory note due December 31, 1996. If not paid when due, the Note is convertible into common stock at $3.00 per share.
The promissory notes was paid on December 6, 1996.

On an overall basis, accounts payable increased by $1,602,000 due to the inclusion of the accounts payable of Interwest Communications. On a standalone basis, the accounts payable of Internet decreased by $1,151,000 as compared to January 31, 1996 due to increased use of bank lines of credit and accelerated cash collections. Current maturities of long term debt and long term debt increased by $1,014,000 due to the assumption by Internet of debt from Interwest Communications and Paragon Data Systems. This debt relates to the acquistion of capital assets. Accrued expenses and other liabilities increased by $641,000 as compared to January 31, 1996. These liabilities relate to normal business operations and include such balances as accured payroll and payroll taxes, accrued interest payable, and sales and employment taxes.

RESULTS OF OPERATIONS:

For the nine and three months ended October 31, 1996, the Company reported revenues of $18,146,000 and $9,646,000 respectively, resulting in net profits of $158,000 for the nine months and net profits of $237,000 for the three months respectively, compared to revenues of

$14,388,000 and $4,530,00 million with net loss of $520,000 and $670,000 for the nine months and three months ended October 31, 1995, respectively.

The results of operations were affected by the merger with Interwest Communications and the acquisition of the assets of Paragon. The table below shows the revenue, cost of goods, and gross margin contributions of Internet and Interwest Communications during the nine months ended October 31, 1996. Paragon is included in the Internet Communications column.

                                  INTERNET         INTERWEST
                              COMMUNICATIONS    COMMUNICATIONS
                               (NINE MONTHS)     (TWO MONTHS)         TOTAL
                              --------------    --------------     -----------

   Revenues                     $13,240,000        $4,906,000      $18,146,000
   Cost of Goods Sold             8,588,000         3,241,000       11,829,000
   Gross Margin                   4,652,000         1,665,000        6,317,000

Revenues for the third quarter of FY1997 (ended October 31, 1996) increased 113% over revenues for the third quarter of FY1996 (ended October 31, 1995).
Revenue for the third quarter also increased over revenues of the second quarter of FY1997 ($4,887,000) by 97%. This increase in revenues is attributable to the Company's mergers and acquisition activities during the quarter. Revenues from the nine months ended October 31, 1996 increased by 26% ($3,758,000) over the same period of FY1995. Gross margin as a percentage of revenues was 35.0% for the nine months of FY1997, an increase over the gross margin percentage of 27.9% from the prior period. For the third quarter ended October 31, 1996, gross margin percentage was 35.7% as compared to 21% for the quarter ended October 31, 1995. The growth in gross margin percentage is attributable to an improved mix of higher margin revenues in both Internet and Interwest Communications and the unusually low gross margin experienced in the third quarter of FY1995. The Company's gross margin percentage can vary from period to period due to changes in the relative mix of equipment and services sales.

Selling expense as a percentage of revenue increased for all reporting periods. Selling expense as a percentage of revenues increased (to 12.9%) for the three months ended October 31, 1996 compared to the same period of the prior year (12.3%). For the nine months ended October 31, 1996 selling expense as percentage of revenues increased by 3.7% compared to the nine months ended October 31, 1995. The increase in selling expense when measured as a percentage of revenues is attributable to funds invested in the Company's new outsourcing program and expenses incurred in the merger of the Internet and Interwest Communications sales organizations.

General and Administrative expenses increased by $471,000 for the nine month period ending July 31, 1996 when compared to the same period in fiscal year 1996. This increase was due primarily to the Company's merger and acquisition activities. Expense increases were reported in all areas due to merger-related employee headcount increases, increased office space, and general activity levels. Management expects these expenses to decrease as a percentage of revenue if and when merger synergies are implemented. At the same time it should be noted that many of these expenses do not vary with revenue levels.

Net income for the three months ended October 31, 1996 was $237,000 compared to net loss of $670,000 for the same period from the prior year. The net income of $158,000 for the nine months compares to a loss of $520,000 for the nine months of the prior year ended October 31, 1995.

                       INTERNET COMMUNICATIONS CORPORATION

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

               NONE


ITEM 2.   CHANGES IN SECURITIES

               NONE


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               NONE

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

On September 12, 1996, a special meeting of the Company's shareholders was held to vote on proposals contained in a proxy statement mailed to shareholders on August 12, 1996. The following items were voted upon by shareholders.

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

Proposal #6 to amend the articles of incorporation to provide for increased voting requirements for certain corporate actions including the sale of the Company's assets, mergers, and dissolution and to remove the requirement for shareholder approval of pledges of assets; and to provide for mandatory indemnification of directors and officers in every case in which a corporation is entitled under Colorado law to indemnify directors and officers. This proposal failed to pass with 1,297,049 votes for, 83,144 votes against, 25,827 abstaining, and 792,013 not voting. A two-thirds majority of all stockholders was required to approve this proposal.

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



ITEM 5.   OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K's were filed on October 4 and December 3, 1996. Both reports dealt with the merger of the Company and Interwest Communications C. S. Corporation.
See comments under ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITIES
HOLDERS

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

Date:  October 13, 1996




By:  /s/ Benjamin T. Kelly
    -----------------------------------------
     Benjamin T. Kelly, Chief Financial Officer
          and Treasurer

Date:  October 13, 1996