Form 10KSB40
period 1997-01-31
INTERNET COMMUNICATIONS CORP
filed 1997-05-16
CIK 841693

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-KSB

    [X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 [Fee Required]

         For Fiscal year ended JANUARY 31, 1997
                              ----------------
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from      N/A         to         N/A
                               ---------------      ---------------
Commission file number                 0-19578
                      --------------------------------------------------------

                       INTERNET COMMUNICATIONS CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

               COLORADO                           84-1095516
    ------------------------------     -------------------------------
    State or other jurisdiction of     (I.R.S. Employer Identification
    incorporation or organization                   Number)

    7100 E. BELLEVIEW AVE., SUITE 201,     GREENWOOD VILLAGE, COLORADO 80111
----------------------------------------   ---------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (303) 770-7600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes     [ ] No

At May 12, 1997, 5,372,806 shares of Common Stock, no par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $7,984,419.

Total revenues for the fiscal year ended January 31, 1996 is $28,001,000.
                                                             ------------

Documents incorporated by reference: Proxy Statement to be filed in May, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.         [X]

Page 1 of 46 pages.             Exhibits are indexed on page 24.
(Complete Copy)

                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Internet Communications Corporation ("Internet" or "the Company"), a Colorado corporation, is a service-based telecommunications and networking company providing "total network solutions" in the following broad areas - data and voice communications systems design, installation and support; computer networking; equipment maintenance; internet connectivity and support; carrier circuits; specialty low voltage systems design, installation, and support; and fiber optic cable design, installation, and support. It is the Company's objective to be a single source supplier of hardware, software, and consulting services in meeting all of the data, voice, computer networking, and internet needs of its customers. Internet offers its services and products as a total outsourced solution for its customers' voice and data communications systems or for specific projects targeted at designated elements of the system. Customers are engaged in the fields of retail, distribution, banking, education, insurance, libraries, hospitality, governmental units, health care, computer software services and other business enterprises. Internet is organized along functional and geographic lines with branch locations in several Colorado cities and in Minneapolis, Minnesota.

BUSINESS COMBINATIONS

    During the fiscal year ended January 31, 1997, Internet acquired Interwest Communications C.S. Corporation and its subsidiaries ("Interwest"). Interwest was founded in 1977 as an independent interconnect company to provide businesses with an alternative to AT&T for telephone and related equipment installations, maintenance and service. With this acquisition Internet expanded its business beyond data communications equipment and services to include voice communications equipment and services, specialty low voltage systems, and communications cabling. Each party recognized that the merging of voice and data technologies necessitated broader product offerings which included both voice and data solutions. Each party also gained access to the other's customer base, technical staffs, and sales and marketing programs.

    In addition, the Company acquired the assets of Paragon Data Systems, Inc., located in Denver, Colorado. Former employees of Paragon became employees of Internet. Through this acquisition, Internet gained access to new manufacturers, a new customer base, Paragon's tele-selling organization, and its senior staff talents.

STRATEGY

    The cornerstone of Internet's business strategy is to provide clients with communications systems and support which meet the customer's need for integrated solutions while meeting Internet's objective of developing recurring revenue streams. The Company's breadth and depth of technical communications expertise drives this strategy.

    Increasingly, there is a growing demand for voice and data equipment, as well as a demonstrated requirement for the network and the know-how to tie the various pieces of equipment together into an efficient network in a cost-effective manner.

    Internet is positioning its product and service offerings to meet these requirements. The Company is already unique in its ability to manage and maintain national networks and will be building its product line to provide end-to-end voice and data network services, including frame relay and other new technologies. On the voice side of the Company, Internet will be providing services in the fast growing call processing/call center environment.

    In addition, Internet is further developing its customer service organization realizing that the most valued customers are those the Company already has. During the first quarter of fiscal year 1998, Internet will continue to develop its customer service organization as well as implementing a premier services offering for its largest customers.

PRODUCTS AND SERVICES

    The Company offers a broad range of products and services of which local area networking (LAN) design, installation, and support and internet connectivity and services were added during Fiscal Year 1997. Company products and services include:

    WAN AND LAN DATA NETWORK DESIGN, INSTALLATION AND SUPPORT - These services include customized network design which allows for high speed transmission of data, voice, fax and video within a defined geographical area, procurement and installation of the appropriate equipment and network connections, and monitoring of the communications network. These networks may be a local area network contained within a single building (a LAN) or may spread across the United States in a wide area network (a WAN). Because communications networks require the integration and installation of a wide range of complex technologies, the Company's customers are increasingly outsourcing their needs and turning to outside firms, such as Internet, which have the expertise and experience to design and create a customized data communication network.

    Internet offers network system analysis, network system design, and network management services. Network system analysis provides customers with technical communications system analysis and consulting services. Network system design provides a comprehensive, customized communications system based on the customer's specific needs. Network management provides trained communications technicians who monitor and evaluate the performance of a customer's network and each individual component of the system. Network management services also provides assistance in the future reconfiguration and the addition of new equipment to a network as well as tracking performance for planning long-term network growth. Internet's network management services facilities operate 24 hours a day, seven days a week at the Company's office in the Denver metropolitan area.

    As part of its network services, Internet's management and engineers are constantly evaluating products, services, and newly available industry technology. Internet believes it is able to provide technologically advanced systems at a cost below its competitors because it is a value-added reseller and has non-exclusive dealer agreements with manufacturers and suppliers, such as, Tellabs Operations, Inc., 3Com Corporation, Cisco, Bay Networks, Network Equipment Technologies (NET), Premisys, Motorola ICG, Citrix, and Raptor. This enables Internet to directly provide the customers with equipment which it feels is the most effective in their custom designed systems and most economical for their communications needs. These products consist of modems, multiplexers, network control and interchange devices, and frame relay, ATM and ISDN access devices.

    Internet offers its customers installation, maintenance, and repair
services.   The Company's field engineers perform equipment installations on site in Colorado or elsewhere as the customer requires. Equipment maintenance is provided on site in Colorado and other locations throughout the United States by Internet technicians or by way of subcontracts with Motorola and other independent service companies. Internet also fulfills warranty requirements on products sold by the Company (which generally involve replacement of defective parts), as well as offering extended maintenance agreements during and after expiration of the manufacturer's original warranty.

    VOICE COMMUNICATIONS AND VOICE PROCESSING SYSTEMS DESIGN, INSTALLATION, AND SUPPORT - Internet through its wholly owned subsidiary, Interwest Communications C.S. Corporation, offers voice communications and voice processing systems design, installation, and support. In this area of product and service, Interwest offers multi-featured, digital key telephone systems, private branch exchange ("PBX") systems, voice processing products, computer telephone integration ("CTI") and network services. Interwest's products also include peripheral telecommunications products including call accounting and local area network integrated messaging.

Interwest is currently one of NEC America's 10 largest dealers in the U.S. market. Additional manufacturer relationships include Northern Telecom, Fujitsu, Iwatsu, and Hitachi. Voice processing products installed and maintained by Interwest include the

Centigram, Active Voice and Voice Systems Research ("VSR") product lines. Interwest is one of Active Voice's "AVID" dealers, designating superior sales and service performance. Interwest also represents many specialty peripheral products that interface with telephone systems to provide complete turnkey business solutions.

    CARRIER CIRCUITS - The Company provides to its customers as an integral part of their communications network circuits for long distance data, voice and video transmissions throughout the United States. These circuits are offered under multi-year agreements at competitive rates. Internet purchases high speed T1-Fiber Optic circuits from major carriers such as WilTel, QWEST, ICG, AT&T, and others which run to major cities and carry up to 24 data circuits per line. T1 circuits are an AT&T developed standard for digital transmission of voice, data and video at a high speed rate of transmission. Internet presently has installed T1 circuits in Colorado Springs, Dallas, Chicago, Kansas City, Houston, Los Angeles, San Francisco, Las Vegas, Phoenix, Detroit, Washington D.C., Casper, Billings, Salt Lake City, Omaha, Oklahoma City, Eau Claire, Atlanta, Orlando, Charlotte, Seattle, Minneapolis, Helena, Cheyenne, New York City, Boise, Portland, and Albuquerque.

    INTERNET CONNECTIVITY AND SUPPORT - The company provides internet connectivity and related equipment and services to its commercial customers for a monthly fee under multi-year contracts. The related services may include web page design, server co-location, and connection to special internet content providers. The Company has specifically chosen not to offer these services to the home or home office marketplace.

    DATA COMMUNICATIONS EQUIPMENT SALES - Data communications equipment sales without related services are made to customers for a variety of reasons, including network expansion or equipment repair. These sales are handled by a separate targeted tele-selling group which allows for sales at lower margins.

    BUSINESS TELEPHONE SYSTEMS MAINTENANCE - Work Telcom, a subsidiary of Internet, performs maintenance support for business telephone systems not originally sold through Internet.

    REFURBISHED VOICE COMMUNICATIONS EQUIPMENT SALES - U.S. Telphonics, a subsidiary of Internet, operates in the secondary market selling refurbished telephone and voice mail systems throughout the United States. Typically, these systems are systems traded in by customers following the installation of a new system by Internet.

    SPECIALTY LOW VOLTAGE SYSTEMS DESIGN, INSTALLATION, AND SUPPORT - Internet, through its Interwest Sound subsidiary, designs and installs commercial paging systems, school intercom systems, nurse call, video security and card access security systems.

    FIBER OPTIC CABLE DESIGN, INSTALLATION AND SUPPORT - Internet Subsidiary, Interwest Cable Network Systems, Inc., designs, installs and maintains fiber optic networks for competitive local exchange carriers, interexchange carriers and campus area networks.

INDUSTRY OVERVIEW AND MARKET NICHE

    Internet operates in the telecommunications, computer services, and internet industries which are all characterized by rapid change in technology, increasing customer demands, changing business alliances, and significant competitive forces. Major firms are entering and leaving the market with increasing frequency. Government regulation continues to evolve and will have impact into the future. On the other hand, these industries represent significant opportunity because their services and products are strategic to businesses and individuals.

    Formerly, the telecommunications industry was a monopoly controlled by AT&T which required consumers to use a single provider for the transmission over phone lines of voice, data, fax, and video information. Recent court decisions and telecommunications legislation have eased the entry of new service providers into the marketplace, spurring price competition and multiple sources for each product or service, and changing business alignments. Major access providers (telephone service providers, cable providers, wireless providers, and others) have undertaken significant investment programs resulting in mergers and consolidations, new service offerings from traditional access providers, and in general confusion in the marketplace. While these firms may not be direct competitors, their actions do introduce an element of uncertainty and opportunity into the industry environment.

COMPETITION

    Internet management believes that the marketplace categorizes equipment and service providers into three categories, based on size and breadth of product/services offerings and financial and technical resources.

    The first category includes small telecommunications and networking firms which offer a limited group of equipment and services, such as, direct equipment sales and network system design and installation. They lack sufficient size to offer a full range of products and services or 24 hour-7 day network support and maintenance. Internet feels it can effectively compete against firms in this category through its superior and broader service offerings and volume discounts on equipment purchases.

    A second category of competitors would include firms significantly larger than Internet who offer very specialized services or a broad range of products and services. These competitors might include but are not limited to circuit carriers, such as, AT&T or WilTel; equipment manufacturers, such as, Motorola or Bay Networks; consulting firms, such as, EDS or Andersen Consulting; and broad service providers, such as, AT&T or the RBOC's (Regional Bell Operating Companies). Management believes that it can effectively compete against firms in this category because Internet is targeting the middle tier of customers, while these major competitors due to their size usually target the largest firms in the United States. Many customers find product and service providers of that size to be less effective in meeting client needs of the middle tier enterprises.

    The third category of competitors is firms similar to Internet in size and product offering. These firms range in size from $10-$100 million in revenues and tend toward a regional geographic market strategy. Internet competes against the firms in this category due its unusual combination of data and voice expertise, its highly qualified technical staff, its aggressive pursuit of new technology, and its technically knowledgeable sales personnel.
Internet operates in a knowledge intensive environment, and management feels that its high level of technical expertise is a strong competitive advantage.

GOVERNMENT REGULATION

    Certain aspects of the Company's operations are subject to regulation by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended and to legislation by the US Congress. The FCC establishes the prices that the Company and the other intercity carriers are able to charge customers. In August 1982, the FCC substantially deregulated non-facilities-based, territorial resale carriers such as the Company, and no longer requires certification of these type of carriers or the filing of tariffs. The Company and other such carriers will, however, still be subject to the duty to provide service upon reasonable request, as well as not to engage in discriminatory activities. While the FCC has elected not to exercise its authority to regulate the rates and services of the Company, the FCC may elect to do so in the future. To the extent the FCC should elect to regulate territorial resale carriers, the Company's rates and the services it could render would be established and controlled by the FCC. This could have the effect of reducing the rates the Company could charge and therefore reduce operating revenues as well as limiting the services it currently offers to its customers. The US Congress through the Telecommunications Act of 1996 has sought to take further steps to deregulate the telecommunications environment and to introduce higher levels of competition at the local provider level.

    The Company's ability to provide intrastate dedicated line service is also subject to regulation in each state by the appropriate state regulatory agency. Colorado's and other states' publicly utility commissions permit certain re-sellers and certified carriers such as Internet to carry intrastate long distance and dedicated line traffic without regulation.

SALES AND MARKETING

    Internet's sales and marketing functions are currently staffed by seventy-six (76) sales and marketing personnel. Internet's direct sales account executives initially contact potential customers from referrals from other customers or by direct mail or telephone. Follow-up meetings are then scheduled to evaluate and provide recommendations as to system design and equipment necessary to effectively operate within their network. One of the strengths of Internet is the continuing relationships which it establishes with its customers which results in repeat business and a solid base for references. Traditional marketing programs will be re-directed under the leadership of a vice president of marketing hired by Internet on April 1, 1997. During the fiscal year the Company shut down its "Indirect Sales Department": terminating or relocating to other departments five (5) employees.

CUSTOMERS

    Internet provides products and services to approximately 7,000 customers, ranging from local phone systems for a single physical location for a smaller business enterprise to full systems installation and support for multiple locations dispersed over a wide geographic area. No single customer accounted for more than 10% of sales in the fiscal year ended January 31, 1997.

SEASONALITY

    The sales of the Company are not seasonal to any significant extent. Sales may decrease or increase at various times throughout a year due to customers delaying purchases while waiting for new product announcements and increasing purchases subsequent to such announcements.

BACKLOG

    The Company receives orders and is awarded contracts for the sale and installation of network systems to be installed in the future. As of January 31, 1997, there were orders received from various customers which will account for approximately $3,021,000 in future sales for the Company. Internet (on a stand-alone basis) has a backlog of $380,000, and Interwest (on a stand-alone basis) has backlog of $2,641,000.

    In addition, the Company has on-going contracts with customers that range from three (3) months to five (5) years for network management, data and voice equipment maintenance service and data circuits which provides monthly recurring revenue to the Company. The total monthly revenue provided by these contracts is approximately $800,000 per month as of January 31, 1997.

EMPLOYEES

    On March 31, 1997, the Company employed two hundred and sixty-seven (267) full-time employees, including three (3) executive officers, seventy-six (76) in sales and marketing, one hundred and thirty-five (135) in network operations and technical services, and fifty-three (53) in accounting, administration, and other support areas.

RESEARCH AND DEVELOPMENT

    Internet is primarily an integrator and service provider and as such is not involved in any significant research and development efforts.

LOCATIONS

    Internet's headquarters and principal offices are located at 7100 East Belleview Avenue, Suite 201, Greenwood Village, Colorado 80111. Its telephone number is (303) 770-7600. The Company and its subsidiaries conduct business in several cities in Colorado and in Minneapolis, Minnesota.

RECENT DEVELOPMENTS

    On April 29, 1997, Internet closed a private placement transaction under which the Company issued 631,579 shares of common stock and five-year 63,158 warrants exercisable at $5.70 per share in exchange for gross receipts of $3,000,000. The shares and warrants were issued to Interwest Group, Inc. and represent an additional investment in Internet by Interwest Group. This transaction brings Interwest Group's investment in Internet common stock to 52.3% of outstanding shares and 52.9% upon the exercise of the warrants.

    On April 23, 1997, Internet and its lending institution agreed to revised borrowing agreement which included lowering the credit availability from $6.0 million to $5.0 million and setting new financial performance covenants. At the same time the lending institution waived the violation of financial performance covenants that existed as of January 31, 1997. Interwest is a co-obligor on the loan agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

    The Company leases under multi-year agreements approximately 84,000 square feet of office and/or office/warehouse space at lease rates ranging from $6.00 to $12.50 per square foot at locations in Greenwood Village, Denver, Colorado Springs, Pueblo, Fort Collins, Colorado and Minneapolis, Minnesota. The Company also leases a small construction yard and office at $3.37 per square foot for its cabling division, located in Commerce City, Colorado.


ITEM 3.  LEGAL PROCEEDINGS

    Internet is not a party to, nor is any of Internet's property subject to, any material legal proceedings. Internet knows of no material legal proceedings contemplated or threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ending January 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRINCIPAL MARKET OR MARKETS. Internet's Common Stock is traded on the NASDAQ Small-Cap Market under the symbol INCC.

    The following table represents the range of high and low closing prices for the Common Stock and Warrants for the eight fiscal quarters ended January 31, 1997.

                                     QUARTER ENDED
                 -------------------------------------------------------
                 APR. 30, 95     JUL.31, 95    OCT.31, 95     JAN.31, 96
                 -------------------------------------------------------
    Security     High   Low     High   Low     High   Low     High   Low

    Common       4.625  3.625   6.125  3.625   7.25   3.875   6.00   3.50


                                     QUARTER ENDED
                 -------------------------------------------------------
                 APR. 30, 96     JUL.31, 96    OCT.31, 96     JAN.31, 97
                 -------------------------------------------------------
    Security     High   Low     High   Low     High   Low     High   Low

    Common       4.625  3.625   7.125  4.00    6.813  5.125   6.875  5.125


(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK AND WARRANTS. As of May 12, 1997, there were 160 record holders and an additional estimated 2,500 beneficial holders of Internet's Common Stock.

(c) DIVIDENDS. Internet has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, the Company's future earnings, requirements for capital improvements and financial condition. Current loan agreements require lender approval of dividend payments.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                     SECURITIES LITIGATION REFORM ACT OF 1995


    This 10-KSB contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this 10-KSB are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

    With regard to the company, the most important factors include, but are not limited to, the following:

    - Changing technology
    - Competition
    - Possible future government regulation
    - Competition for talented employees
    - Company's ability to finance its growth
    - Resolution of unbilled receivable claims

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements. The following sections will disclose the effect of the Company's acquisitions on its financial performance (See comments under heading of Business Combinations under Part 1 of this document). The balance sheet of Interwest Communications C.S. Corporation as of the fiscal year ended January 31, 1997 is included in the balance sheet of Internet Communications. The results of operations for the period of September 1, 1996 to January 31, 1997 of Interwest are included in the results of operations of Internet. Paragon Data Systems, whose net assets were acquired on October 1, 1996, has been merged into the operations of Internet and has no separate identity. Its results of operations for the period of October 1, 1996 to January 31, 1997, are not considered material and thus are not discussed separately.

FINANCIAL CONDITION

    The financial condition of the Company at January 31, 1997 as compared to the previous year is discussed below. All known significant trends and events in financial condition, liquidity and capital resources are also discussed below.

    Significant changes have occurred in the balance sheet of Internet due to the acquisition of Interwest. The table below shows selected balance sheet accounts for Internet and Interwest


                              INTERNET       INTERWEST      COMBINED
                              --------       ---------      --------
                               ($000)         ($000)         ($000)

    Cash                        $375           $196             $571
    Trade Receivable          $3,187          $4,322          $7,509
    Costs/Earnings -            $-0-            $711            $711
      Uncompleted Contracts
    Inventory                   $965          $1,330          $2,294
    Working Capital           $5,111          $1,298          $6,409
    Equipment                 $1,396            $837          $2,233
    Goodwill                    $258          $3,140          $3,398
    Total assets              $7,385         $11,432         $18,817
    Notes Payable*            $5,592            $283          $5,875
    Accounts Payable          $1,324         $ 1,992          $3,316
    Net Equity                $7,416            ($11)         $7,405

    - - includes both the short-term and long-term portions of notes payable

    The Company's cash position has increased to $571,000 as compared to $473,000 for the prior year. The Company has no material marketable securities, and all cash is held in operating accounts or money market mutual funds. The Company's current ratio increased from 1.20 as of January 31, 1996, to 2.19 as of January 31, 1997. As of April 30, 1997, Internet through a private placement with Interwest Group Inc. received gross proceeds of $3,000,000 in the form of cash. If the investment had been in place at January 31, 1997, working capital would have increased to $9,409,000 from the $6,409,000 actually reported. The Company used $2,850,000 of the gross proceeds to pay down its line of credit and lower its interest expense. Under the new loan agreement Internet has total credit availability of $5.0 million. Management believes that the Company has adequate working capital and bank credit to fund its on-going operations.

    Net trade accounts receivable have increased by $4,752,000 to $7,509,000 as compared to $2,757,000 for the prior year. This change resulted from an increase of $431,000 for Internet when viewed as a stand-alone business entity plus $4,322,000 of accounts receivable for the Interwest subsidiary.

    Interwest has a number of contracts that require equipment delivery and installation and/or services to be provided over extended periods of time. In accordance with generally accepted accounting principles, Interwest recognizes revenues, expenses, and profits periodically during the execution of the contract on a percentage of completion basis. The asset of $711,000 in "Costs and estimated earnings in excess of billings on uncompleted contracts" represents monies that have been earned but have not yet been billed to the customer on three major contracts.

    Inventory has increased by $869,000 when compared to the prior year due to the acquisition of Interwest. The inventory balance for Interwest as of January 31, 1997 is $1,330,000. Internet (on a stand-alone basis) decreased its inventory balance from $1,398,000 as of January 31, 1996 to $937,000 as of January 31, 1997 due to improved inventory management practices.

    During fiscal year 1997, Internet (on a stand-alone basis) increased its investment in equipment in support of its technical operations by $603,000. The acquisition of Interwest increased equipment balances by $837,000, net of accumulated depreciation.

    The balance of goodwill as of January 31, 1997 is $3,398,000. Goodwill represents the balance paid for an acquired entity in excess of the net assets of the acquired company prior to the acquisition. The goodwill included in the balance sheet relates to the acquisition of Paragon Data Systems by Internet, the acquisition of Interwest by Internet and of several small businesses and/or customer lists acquired by Interwest during the years prior to being acquired by Internet. The goodwill is being amortized over lives which are specific to each transaction.

    During the fiscal year ended January 31, 1997, the Company entered into a multi-year credit facility relationship with a new lending institution. Under this agreement borrowings are collateralized by company assets and are limited to an agreed-to percentage of accounts receivable. The Company borrowed under this line of credit to fund company operations and to pay-off approximately $900,000 of debt as required by the Interwest acquisition agreement. As of January 31, 1997, the Company was in violation of a number of financial performance covenants of the credit facility. The lending institution has waived those violations. As of April 23, 1997, Internet and the lending institution have entered into a modified borrowing agreement. See comments under the heading of "Subsequent Events" of Part 1.

    Accounts payable balances as of January 31, 1997, include $1,992,000 for Interwest (on a stand-alone basis) and $1,324,000 for Internet (on a stand-alone basis). Accounts payable balances for Internet (on a stand-alone basis) have declined by $1,199,000 from the prior year. This decline in accounts payable was funded primarily through Internet's line of credit.

RESULTS FROM OPERATIONS

    Revenues for Internet and its subsidiaries (Interwest Communications C.S. Corporation and its subsidiaries) increased by 51% to $28,001,000 for the fiscal year ended January 31, 1997, from $18,528,000 for the prior year. Internet Communications Corporation's revenues (on a stand-alone basis) decreased by $2,393,000, while the acquisition of Interwest added revenues of $10,300,000 for the five months of September 1, 1996 to January 31, 1997. During the fiscal year just ended, Company management decided to eliminate its "Indirect Sales Department" which had generated $3,033,000 in revenues in the prior fiscal year. Revenues from this area in the current fiscal year were $989,000 with a loss on that activity of $42,000. This sales department sold equipment to value-added resellers at declining gross margins. Due to increased competition and escalating costs in this area, management decided to devote those resources to other areas which it believes will generate higher gross margins in the coming years. Important customer relationships were transferred to Internet's Tele-Selling Department.

    During the fiscal year ended January 31, 1997, the Company undertook a number of programs to increase revenues from the services segments of its business and to lessen its dependency on equipment sales. The table below shows the composition of revenue:

                                       FISCAL YEAR ENDED
                                       -----------------
                                            ($000)
    REVENUE CATEGORY              1/31/97             1/31/96
    ----------------              -------            --------
    Equipment/Materials*          $13,657             $9,899
    Data Circuits                  $6,288             $5,585
    Installation*                  $3,782               $578
    Equipment Maintenance*         $2,144             $1,513
    Service Requests*                $695             $ -0-
    Network Management               $691               $630
    Consulting/Training              $440               $138
    Internet Services                $174             $ -0-
    Software and Other*              $130               $185
                                  -------            -------
         TOTAL                    $28,001            $18,528

         * - category includes revenues from Interwest

    During the current fiscal year, in addition to new revenue sources from Interwest, Internet introduced new products in the areas of LAN consulting/training, internet services, and software sales. These new product introductions generated $532,000 in revenues for the fiscal year.

    During the fiscal year, gross margins increased to 29.1% from 27.1% for the prior fiscal year. Internet (on a stand-alone basis) recorded gross margins of 27.5%, while Interwest (on a stand-alone basis) recorded gross margins of 31.8%. The positive growth in gross margin percentage for Internet (on a stand-alone basis) is attributable to closing down of the "Indirect Sales Department" and the shift to services revenues which yield a higher gross margin.

    Selling and Marketing expense increased to $4,315,000 as compared to $2,172,000 for the prior year. This increase is attributable to selling and marketing expense of $1,503,000 for Interwest (on a stand-alone basis) and an increase in Internet (on a stand-alone basis) selling and marketing expense of $639,000. This increase results from staffing of sales positions for new product introductions, adding of a senior sales executive, and the initiation of marketing activities for both existing and new products.

    General and administrative expenses increased due to the addition of Interwest with general and administrative expenses of $1,765,000 and a decrease in these expenses for Internet of $212,000. The decrease in Internet's general and administrative expenses results from cost savings programs and a net reduction of headcount in administrative areas. On an overall basis, general and administrative represent 16.6% of revenues as compared to 16.3% for the prior year.

    During the current fiscal year, the Company completed the shut down of its software development operations, incurring expenses of $63,000. In the prior fiscal year, Internet incurred expenses $832,000 of software capitalization, development and maintenance expenses. The company had determined that there was no market for the product developed over the prior three fiscal years.

    Net interest expense for the current fiscal year was $315,000 as compared to $43,000 for the prior year. The increase in interest expense is due to increased use of lines of credit to fund day-to-day operations, loans for equipment on the books of Interwest, and short-term loans related to the acquisition of Interwest.

    For the year ended January 31, 1997, the Company had a net loss of ($1,125,000) or ($.33) per common share compared to a net loss of ($977,000) or ($.41) per common share for the prior year. The net loss for the current fiscal year was substantially incurred in the fourth quarter as the Company began implementing its plan for combining the resources of both Internet and Interwest. The Company is attempting to synergize the two entities by cross training sales and other personnel, eliminating duplicate overhead and combining operations. Initially this is resulting in increased costs and distraction from sales generation. Thus expenses were higher than planned, while revenues were lower. The net loss per share declined even though the net loss increased due to the increased number of shares outstanding as a result of the acquisition of Interwest by Internet.

SUBSEQUENT EVENTS

    Subsequent to January 31, 1997, two events took place which affect the financial condition of the Company. On April 29, 1997, Internet closed a private placement transaction under which the Company issued 631,579 shares of common stock and 63,158 five-year warrants exercisable at $5.70 per share in exchange for gross receipts of $3,000,000. The shares and warrants were issued to Interwest Group, Inc. and represent an additional investment in Internet by Interwest Group. The total investments of Interwest Group, Inc. represent 52.3% of outstanding shares and 52.9% upon the exercise of the warrants. The proceeds of the private placement will be used for general corporate activities.

    On April 23, 1997, Internet and its lending institution agreed to revised borrowing agreement which included lowering the credit availability from $6.0 million to $5.0 million and setting new financial performance covenants. At the same time the lending institution waived the violation of financial performance covenants that existed as of January 31, 1997. Interwest is a co-obligor on the loan agreement. The Company used $2,850,000 of the proceeds from the Interwest Group investment to pay down its line of credit and to reduce interest expense.

OUTLOOK

    Company management believes that Internet Communications Corporation is in a high growth marketplace in which voice, data, and video networks are merging technologies of strategic importance to its customers' business operations. The Company believes that the acquisition of Interwest with its voice and related systems expertise and customer base gives Internet an important competitive advantage. Management believes that the shift to value-added services and the lessening of dependence on equipment sales for revenue should be continued.

    The company will select business opportunities and strategic relationships in the coming year that emphasize value-added services and "total network solutions" in achieving its objectives of more products and services for existing customers and expanding the customer base.

ITEM 7.   FINANCIAL STATEMENTS

    1. The following Financial Statements are filed as part of this
Report:
                                                                PAGE
                                                                ----
         Index to Financial Statements                          F-1

         Independent Auditors' Reports                          F-2

         Consolidated Balance Sheet, January 31, 1997           F-3

         Consolidated Statements of Operations, For the
         Years Ended January 31, 1997 and 1996                  F-4

         Consolidated Statement of Stockholders' Equity,
         For the Period from February 1, 1995 through
         January 31, 1997                                       F-5

         Consolidated Statements of Cash Flows, For the
         Years Ended January 31, 1997 and 1996                  F-6

         Notes to Consolidated Financial Statements             F-7

         2. There are no Financial Statement Schedules required to be filed as part of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Part III, Items 9, 10, 11 and 12 of Form 10-KSB is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held in July 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a). EXHIBITS:

Exhibit                                                                        Sequential
  No.    Exhibits                       Location                               Page No.
-------  --------                       --------                               ----------
 3.1     Articles of Incorporation      Incorporated by reference to Exhibit       --
         and Bylaws                     No. 3.1 to the Registrant's Form S-18
                                        Registration Statement No. 33-24299-D

 3.2     Articles of Amendment to the   Incorporated by reference to               --
         Articles of Incorporation      Registrant's Form S-1 Registration
         filed with the Colorado        Statement, dated December 13,
         Secretary of State on August   1991, File No. 33-43029
         16, 1991

 3.3     Articles of Amendment to the   Incorporated by reference to
         Articles of Incorporation      Registrant's definitive proxy,
         filed with Colorado Secretary  dated August 12, 1996,
         of State on August 16, 1991    File No. 0-19578

10.1     Stock Exchange Agreement       Incorporated by reference to Exhibit       --
                                        10.1 filed with the Registrant's Form 8-K
                                        dated January 19, 1990, File No.
                                        33-24299

10.2     Lease Agreement between        Incorporated by reference to Exhibit       --
         Internet Datacomm, Inc.        10.2 to Registrant's Form 10-K
         (predecessor of the            dated January 31, 1991, File No.
         Registrant) and The Prudential 33-24299
         Insurance Company of America
         dated August 13, 1990 and
         first amendment dated March 7,
         1991

10.3     Development and License        Incorporated by reference to Exhibit       --
         Agreement between Internet     10.3 to Registrant's Form 10-K
         Systems Corp., Internet        dated January 31, 1991, File No.
         Datacomm, Inc. (predecessor    33-24299
         of the Registrant) and
         Tellabs, Inc. dated
         October 2, 1990

10.4     Domestic Distribution          Incorporation by reference to              --
         Agreement between Internet     Registrant's Form S-1 Registration
         Communications Corporation     Statement, dated December 13, 1991,
         and Codex Corporation dated    File No. 33-43029
         October 24, 1990


10.5     Reseller-Affiliate Pricing      Incorporated by reference to              --
         Agreement between Internet      Registrant's Form S-1 Registration
         Communications Corporation and  Statement dated December 13, 1991,
         Williams Telecommunications     File No. 33-43029
         Services, Inc. dated
         May 22, 1991

10.6     Value Added Reseller Agreement  Incorporated by reference to              --
         between Tellabs Inc. and        Registrant's Form S-1 Registration
         Internet Datacomm, Inc.         Statement dated December 13, 1991,
         (predecessor of the Registrant) File No. 33-43029

10.7     1990-1991 Sales Agency          Incorporated by reference to              --
         Agreement between U.S. West     Registrant's Form S-1 Registration
         Communications and Internet     Statement dated December 13, 1991,
         Datacomm, Inc. (predecessor     File No. 33-43029
         of the Registrant)

10.8     Pledge Agreement and            Incorporated by reference to              --
         Promissory Note                 Registrant's Form S-1  Registration
                                         Statement, dated December 13, 1991,
                                         File No. 33-43029

10.9     1992-1993 Sales Agency          Incorporated by reference to              --
         Agreement between U.S. West     Registrant's Form 10-K dated
         Communications and Internet     January 31, 1992, File No. 0-19578
         Communications Corporation

10.10    Non-Compete Agreement between   Incorporated by reference to              --
         Thomas C. Galley and Internet   Registrant's Form 10-K dated
         Communications Corporation      January 31, 1992, File No. 0-19578
         dated December 23, 1991

10.11    Non-Compete Agreement between   Incorporated by reference to              --
         Arnell J. Galley and Internet   Registrant's Form 10-K dated
         Communications Corporation      January 31, 1992, File No. 0-19578
         dated December 23, 1991


10.12    Non-Compete Agreement between   Incorporated by reference to              --
         Paul W. Greiving and Internet   Registrant's Form 10-K dated
         Communications Corporation      January 31, 1992, File No. 0-19578
         dated December 23, 1991

10.13    Non-Compete Agreement between   Incorporated by reference to              --
         Dale R. Morrison and Internet   Registrant's Form 10-K dated
         Communications Corporation      January 31, 1992, File No. 0-19578
         dated February 21, 1992

10.14    Articles of Merger merging      Incorporated by reference to              --
         Internet Systems Corp. into     Registrant's Form 10-KSB dated
         Internet Communications         January 31, 1993, File No. 0-19578
         Corporation dated January 29,
         1993

10.15    Product Development, Supply     Incorporated by reference to              --
         and License Agreement between   Registrant's Form 10-KSB dated
         Internet Communications         January 31, 1993, File No. 0-19578
         Corporation and Tellabs
         Operations Inc. dated January
         1, 1993

10.16    Executive Employment Agreement  Incorporated by reference to              --
         between Thomas C. Galley and    Registrant's Form 10-KSB dated
         Internet Communications         January 31, 1995, File No. 0-19578
         Corporation dated May 1, 1994

10.17    Buy-Sell Agreement between      Incorporated by reference to              --
         Thomas C. Galley and Internet   Registrant's Form 10-KSB dated
         Communications Corporation      January 31, 1995, File No. 0-19578
         dated May 1, 1994


10.18    Joint Venture Agreement         Incorporated by reference to              --
         between Internet                Registrant's Form 10-KSB dated
         Communications Corporation      January 31, 1995, File No. 0-19578
         and Strategic Products &
         Services, Inc. dated April 1,
         1994

10.19    Share Exchange Agreement,       Incorporated by reference to
         Stock Registration Agreement,   Registrant's Form 8-K dated May 29,
         and Loan Agreement dated        1996, File No. 0-19578
         May 29, 1996, between
         Internet Communications
         Corporation and Interwest
         Group

10.20    1995 Non-Employee Direct        Incorporated by reference to
         Stock Option Plan, dated        Registrant's definitive proxy,
         September 12, 1996              dated August 12, 1996,
                                         File No. 0-19578

10.21    1996 Incentive Stock Plan,      Incorporated by reference to
         dated September 12, 1996        Registrant's definitive proxy,
                                         dated August 12, 1996,
                                         File No. 0-19578

22       Subsidiaries of                 Incorporated by reference to Exhibit      --
         the Registrant                  22.1 to Registrant's Report on Form
                                         10-K for the year ended Jnauary 31,
                                         1991, File No. 33-24299

22.1     Subsidiaries of                 Attached as Exhibit 22.1
         the Registrant


(b) Form 8-K was filed on December 3, 1996 in which the financials statements relating to the acquisition of Interwest Communications C.S. Corporation by Internet Communications Corporation were filed as required by SEC regulation.

Form 8-K/A will be filed in May, 1997, amending the Form 8-K filed on December 3, 1996. The Form 8-K/A will revise the financial statements of Interwest Communications C.S. Corporation to include the impact of compensation agreements triggered by the acquisition of Interwest by Internet Communications. The effect will be to increase the net loss of Interwest for the period prior to the acquisition date.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.




                                       INTERNET COMMUNICATIONS CORPORATION


Date:     May 14, 1997                 By:  /s/  Thomas C. Galley
                                          -----------------------------------
                                            Thomas C. Galley, President,
                                            Principal Executive Officer,
                                            and Chief Financial Officer


Date:     May 14, 1997                 By:  /s/  Christine Tolen
                                          -----------------------------------
                                            Christine Tolen,
                                            Chief Accounting Officer


SIGNATURES


Date:     May 14, 1997                 By:  /s/ Thomas C. Galley
                                          -----------------------------------
                                            Thomas C. Galley, Director

Date:    May 14, 1997                  By:  /s/  William Maxwell
                                          -----------------------------------
                                            William Maxwell, Director


Date:     May 14, 1997                 By:  /s/  Arnell J. Galley
                                          -----------------------------------
                                            Arnell J. Galley, Director


Date:    May 14, 1997                  By:  /s/  Dale Morrison
                                          -----------------------------------
                                            Dale Morrison, Director


Date:    May 14, 1997                  By:  /s/  Robert Smith
                                          -----------------------------------
                                            Robert Smith, Director

                         INTERNET COMMUNICATIONS CORPORATION
                                   AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 1997 AND 1996

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

INDEPENDENT AUDITOR'S REPORT. . . . . . . . . . . . . . . . . . . . . . .  F- 2

CONSOLIDATED BALANCE SHEET - January 31, 1997 . . . . . . . . . . . . . .  F- 3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended January 31,
  1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F- 4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - For the Period from
  February 1, 1995 through January 31, 1997 . . . . . . . . . . . . . . .  F- 5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended
  January 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . .  F- 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .  F- 7

                             INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders
Internet Communications Corporation
Greenwood Village, Colorado


We have audited the accompanying consolidated balance sheet of Internet Communications Corporation and Subsidiaries as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Communications Corporation and Subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for the years ended
January 31, 1997 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

May 2, 1997
Denver, Colorado

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                   JANUARY 31, 1997


                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $   571,000
  Trade receivables, net of $585,000 allowance
   for doubtful accounts and sales returns                   7,509,000
  Inventory                                                  2,294,000
  Prepaid expenses and other                                   702,000
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                         711,000
                                                           -----------
          Total current assets                              11,787,000

EQUIPMENT, net                                               2,233,000

OTHER ASSETS:
  Goodwill, net                                              3,398,000
  Spares inventory                                             412,000
  Other, net                                                   987,000
                                                           -----------
TOTAL ASSETS                                               $18,817,000
                                                           -----------
                                                           -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                            $   279,000
  Accounts payable                                           3,316,000
  Unearned income and deposits                                 937,000
  Accrued expenses and other                                   846,000
                                                           -----------
          Total current liabilities                          5,378,000

NOTES PAYABLE                                                5,596,000

DEFERRED REVENUE                                               161,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                 277,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 100,000,000
   shares authorized                                               -
  Common stock, no par value, 20,000,000 shares
   authorized, 4,738,727 shares issued and outstanding      10,815,000
  Stockholders' notes                                          (35,000)
  Accumulated deficit                                       (3,375,000)
                                                           -----------
          Total stockholders' equity                         7,405,000
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $18,817,000
                                                           -----------
                                                           -----------


   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

             INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE YEARS ENDED
                                                        JANUARY 31,
                                               -----------------------------
                                                   1997              1996
                                               ------------      -----------
NET SALES:
  Equipment and installation                   $ 13,657,000     $  9,899,000
  Services                                       14,344,000        8,629,000
                                               ------------      -----------
    Total sales                                  28,001,000       18,528,000

COST OF SALES                                   (19,857,000)     (13,502,000)
                                               ------------      -----------
  Gross margin                                    8,144,000        5,026,000

OPERATING EXPENSES:
  Selling                                         4,315,000        2,172,000
  General and administrative                      4,576,000        3,023,000
  Software development and maintenance               63,000          832,000
  Equity in loss of joint venture                       -             61,000
  Interest expense, net                             315,000           43,000
                                               ------------      -----------
    Total expenses                                9,269,000        6,131,000
                                               ------------      -----------
LOSS BEFORE INCOME TAXES                         (1,125,000)      (1,105,000)
  Income tax benefit                                    -            128,000
                                               ------------      -----------
NET LOSS                                       $ (1,125,000)     $  (977,000)
                                               ------------      -----------
                                               ------------      -----------
NET LOSS PER COMMON SHARE                      $       (.33)     $      (.41)
                                               ------------      -----------
                                               ------------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        3,371,000        2,397,000
                                               ------------      -----------
                                               ------------      -----------

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                      INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD FROM FEBRUARY 1, 1995 THROUGH JANUARY 31, 1997

                                           COMMON STOCK             TREASURY STOCK
                                      -----------------------    --------------------     STOCKHOLDERS'  ACCUMULATED
                                        SHARES       AMOUNT      SHARES       AMOUNT          NOTES        DEFICIT         TOTAL
                                      ---------   -----------    -------    ---------     ------------   -----------    -----------
BALANCES, February 1, 1995            2,459,686   $ 5,474,000     69,000    $(292,000)      $(56,000)    $(1,273,000)   $ 3,853,000

  Stock options exercised                10,000        20,000        -           -              -              -             20,000
  Reduction of stockholders' notes        -             -            -           -            21,000           -             21,000
  Retirement of treasury stock          (69,000)     (292,000)   (69,000)     292,000           -              -              -
  Net loss                                -             -            -           -              -           (977,000)      (977,000)
                                      ---------   -----------    -------    ---------       --------     -----------    -----------
BALANCES, January 31, 1996            2,400,686     5,202,000        -           -           (35,000)     (2,250,000)     2,917,000

  Stock options exercised                 6,500        20,000        -           -              -              -             20,000
  Stock issued in connection with
    purchase of Interwest             2,306,541     5,480,000        -           -              -              -          5,480,000
  Stock issued in connection with
    purchase of Paragon                  25,000       113,000        -           -              -              -            113,000
  Net loss                                -             -            -           -              -         (1,125,000)    (1,125,000)
                                      ---------   -----------    -------    ---------       --------     -----------    -----------

BALANCES, January 31, 1997            4,738,727   $10,815,000        -       $   -          $(35,000)    $(3,375,000)   $ 7,405,000
                                      ---------   -----------    -------    ---------       --------     -----------    -----------
                                      ---------   -----------    -------    ---------       --------     -----------    -----------



                                SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED
                                                                JANUARY 31,
                                                       ------------------------------
                                                            1997          1996
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (1,125,000)  $   (977,000)
  Adjustments to reconcile net loss to net
   cash from operating activities:
    Depreciation and amortization                         1,079,000        658,000
    Bad debt expense                                         61,000        116,000
    Write-down of software                                     -           137,000
    Loss in joint venture                                      -            61,000
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables                                      (1,448,000)       (62,000)
        Inventory                                           943,000       (660,000)
        Spares inventory                                    (82,000)      (269,000)
        Prepaid expense and other                           123,000        258,000
      Increase (decrease) in:
        Accounts payable                                   (910,000)       495,000
        Unearned income                                     105,000        125,000
        Accrued expenses and other                         (789,000)        52,000
                                                       ------------   ------------
    Net cash used in operating activities                (2,043,000)       (66,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                                   -          (100,000)
  Capital expenditures                                     (682,000)      (745,000)
  Proceeds from marketable securities                          -           157,000
  Investment in joint venture                                  -           (36,000)
  Cash acquired in business acquisitions                     78,000           -
                                                       ------------   ------------
          Net cash used in investing activities            (604,000)      (724,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                      6,722,000      2,965,000
  Repayment of debt                                      (2,561,000)    (2,315,000)
  Repayment of advances from related party               (1,436,000)          -
  Proceeds from notes receivable                               -            25,000
  Proceeds from sale of stock, net                           20,000         16,000
                                                       ------------   ------------
          Net cash provided by financing activities       2,745,000        691,000
                                                       ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             98,000        (99,000)

CASH AND CASH EQUIVALENTS, at beginning of period           473,000        572,000
                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, at end of period            $    571,000   $    473,000
                                                       ------------   ------------
                                                       ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Interest paid                                        $    316,000   $     64,000
                                                       ------------   ------------
                                                       ------------   ------------
  Issuance of common stock for Interwest acquisition   $  5,480,000   $       -
                                                       ------------   ------------
                                                       ------------   ------------
  Issuance of common stock for Paragon acquisition     $    113,000   $       -
                                                       ------------   ------------
                                                       ------------   ------------

                SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Internet Communications Corporation (Internet) and from September 1, 1996, Interwest Communications Corporation, C.S. (Interwest) (collectively referred to as "the Company"). Internet acquired the outstanding common stock of Interwest effective September 1, 1996, as more fully described in Note 2. Internet is currently a wide and local area integrater of data communications equipment, services and carrier circuits. Interwest is engaged primarily in the business of selling, leasing, installing, and maintaining telephone communication systems.

    After the acquisition of Interwest, the Company became 46% controlled by Interwest Group (see Note 8).

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Internet and Interwest; its 58.2% subsidiary, Work Telcom Services, Inc.; its 97% subsidiary, Interwest Cable Network Systems, Inc.; its 51% subsidiary, Interwest Communications Pueblo Corporation; and its 80% subsidiary, Omega Business Communications Services, Inc. The minority interests of the above subsidiaries are owned by the respective managers of each company and two of the managers have the option to acquire a stated number of additional shares at a specified price, but the managers would still own less than 50% of their respective entity. All material intercompany transactions and amounts have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid monetary instruments purchased with an original maturity of three months or less to be cash equivalents. Occasionally, the Company has funds in a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation.

    CONCENTRATIONS OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

    Substantially all of the Company's accounts receivables result from data and telecommunications hardware sales and related services. This concentration of customers may be similarly affected by changes in economic or other conditions. However, historical credit losses incurred by the Company have not been significant. The Company's activities are primarily located in the State of Colorado, however, activities are conducted throughout the United States.

    The Company has an unbilled receivable at January 31, 1997 of approximately $900,000 related to pending change orders on a project in which the Company is a subcontractor. The Company believes it is probable a substantial portion of these change orders will be approved by the customer, when billed by the primary contractor.

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    INVENTORY - Inventory, which consists of finished goods (communications equipment), is stated at the lower of cost (first-in, first-out method) or market. Spares inventory consists of finished parts used in servicing customer maintenance contracts. This amount is stated at the lower of cost or market and a provision is provided for expected obsolescence.

    EQUIPMENT - Equipment is stated at cost and depreciation is calculated generally on a straight-line basis over the estimated useful lives of five to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is reflected in operations.

    Equipment consists of the following at January 31, 1997:


         Telecommunications equipment                     $ 1,841,000
         Office furniture and equipment                     2,351,000
         Transportation equipment                             211,000
         Leasehold improvements                               340,000
                                                          -----------
                                                            4,743,000
         Less accumulated depreciation and amortization    (2,510,000)
                                                          -----------

         Total furniture and equipment                    $ 2,233,000
                                                          -----------
                                                          -----------


    REVENUE RECOGNITION - Most of the Company's contracts are short-term. For contract revenue, the Company utilizes the percentage-of-completion method under which revenues are recognized by measuring the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Operating costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

    Revenue on maintenance contracts is recognized over the term of the agreement. Unearned income represents current month's advance billings and revenue received in advance for services under contract. These amounts will be recognized as revenue when earned. Commissions paid in advance are expensed generally over the term of the related noncancelable service agreements.

    INCOME TAXES - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense or benefit represents the change in the deferred tax asset/liability balance.

    OTHER ASSETS - The excess of the purchase price over the net amount acquired recorded in the acquisition of Interwest and another entity is recorded as goodwill. Goodwill is being amortized on a straight-line

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    basis over a period of 5 to 20 years. Accumulated amortization at January 31, 1997 is approximately $74,000.

    Other assets is comprised primarily of noncompete agreements and purchased customer lists which are being amortized on a straight-line basis over five years. At January 31, 1997, the related accumulated amortization is approximately $86,000.

    The amortization expense for the years ended January 31, 1997 and 1996 for the above intangibles was approximately $98,000 and $42,000, respectively.

    USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

    The Company's financial statements are based on a number of significant estimates, including the percentage of completion on projects in progress at year-end which is the basis for the calculation of revenue earned for these projects. The Company's estimates to complete are determined by management for all projects in process at year-end and could change as future information becomes available. Management believes it is reasonably possible that there will be changes to total revenues and expenses on projects in process at year-end through change orders that will affect these projects ultimate profitability.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At January 31, 1997, the Company believes the carrying values of its receivables, notes payables and accounts payable approximate their estimated fair values.

    IMPAIRMENT OF LONG-LIVED ASSETS - In fiscal 1997, the Company adopted SFAS No. 121 "IMPAIRMENT OF LONG-LIVED ASSETS" (FAS 121). In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the January 31, 1997 financial statements.

    STOCK-BASED COMPENSATION - In fiscal 1997, the Company adopted SFAS "ACCOUNTING FOR STOCK-BASED COMPENSATION" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees,

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    and is subject only to the disclosure requirements prescribed by FAS 123. Adoption of FAS 123 had no effect on the Company's financial statements.

    NET LOSS PER SHARE - Net loss per share is based upon the weighted average number of shares outstanding. Common stock equivalents outstanding during the period were not considered as their effect would be antidilutive.

    RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentations. Such reclassifications had no effect on net income.


2.  ACQUISITIONS:

    In September 1996, the Company acquired the outstanding common stock of Interwest through the issuance of 2,306,541 shares of its common stock, which was valued at approximately $5,480,000. This acquisition was accounted for under purchase method of accounting. The excess of the purchase price over the net liabilities acquired of approximately $2,162,000 is being amortized over a period not to exceed 20 years. Additionally, in October 1996, the Company purchased the assets of another entity for 25,000 shares of the Company's common stock, with the possibility that an additional 25,000 shares may be issued if certain performance goals are met. This acquisition was accounted for under the purchase method of accounting. All other assets and liabilities were recorded at book values, which approximated fair value. Unaudited pro-forma financial information is provided below:


                                        FISCAL YEAR      FISCAL YEAR
                                            1997             1996
                                        -----------      -----------

        Net Revenues                    $40,003,000      $34,147,000
                                        -----------      -----------
                                        -----------      -----------

        Net Loss                        $(2,033,000)     $  (903,000)
                                        -----------      -----------
                                        -----------      -----------

        Net Loss per Share              $      (.43)     $      (.19)
                                        -----------      -----------
                                        -----------      -----------

    The above pro-forma financial information assumes the acquisitions occurred at the beginning of the period presented. This information is not necessarily indicative of the financial results which would have resulted if the acquisition had occurred at such earlier date nor of future financial operating results.

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  CONTRACTS IN PROGRESS:

    The following applies to long-term contracts in progress as of January 31, 1997:


          Costs incurred on contracts in progress               $3,680,000
          Estimated earnings                                       527,000
                                                                ----------
                                                                 4,207,000

          Less progress billings                                 3,496,000
                                                                ----------

                                                                $  711,000
                                                                ----------
                                                                ----------


4.  NOTES PAYABLE:

    In April 1997, the Company renegotiated its line-of-credit for $5,000,000 (which was $6,000,000 as of January 31, 1997) with interest at prime plus 1% (totaling 8.75% at January 31, 1997). The new facility consists of a general use line-of-credit of $5,000,000 and a $450,000 facility to support the performance bond which will expire upon the release of the bond. As of January 31, 1997, there was $5,322,000 outstanding under the line-of-credit and another $450,000 was committed under a performance bond. The line-of-credit is collateralized by accounts receivable and inventory and expires in September 1998, but may be extended for an additional year at the sole discretion of the financial institution. As of January 31, 1997, the Company was not in compliance with certain financial loan covenants, however, such covenants have been waived and the loan was renegotiated with new covenant requirements which the Company believes it will meet.

    The Company also has various notes payable agreements with various individuals totaling approximately $553,000 at January 31, 1997. In general, these notes are unsecured, however, a few are collateralized by certain equipment and vehicles of the Company. Interest accrues on these notes at between approximately 7% and 14% per annum.

    Annual maturities of notes payable for the years ending January 31 are as follows:


           1998                                 $  279,000
           1999                                  5,441,000
           2000                                     71,000
           2001                                     53,000
           2000                                     31,000
                                                ----------

                                                $5,875,000
                                                ----------
                                                ----------

                 INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  COMMITMENTS AND CONTINGENCIES:

    The Company leases office space and equipment under noncancelable operating leases. Total rental expense for the years ended January 31, 1997 and 1996 was $688,000 and $298,000, respectively. The total minimum rental commitments for the years ending January 31 are as follows:


           1998                                   $  723,000
           1999                                      675,000
           2000                                      597,000
           2001                                      528,000
           2002                                      447,000
           Thereafter                                309,000
                                                  ----------

                                                  $3,279,000
                                                  ----------
                                                  ----------


    The Company also leases telecommunications circuits under noncancelable leases. The Company subleases these circuits to its customers as part of its normal operations. Minimum commitments under these agreements total approximately $1,275,000 for fiscal 1998, $1,500,000 for fiscal 1999 and 2000, $1,100,000 for fiscal 2001, and only minimal commitments thereafter.

    The Company has received notice from both the State of Colorado and the City and County of Denver alleging past due sales tax related to circuit revenues. Including interest and penalties, the aggregate alleged amount due totals approximately $400,000. The Company is not aware of similar sales taxes being successfully asserted against any other entity and accordingly has not accrued any liability in connection with this matter. The Company has filed a response denying any liability and plans to vigorously defend its position. The ultimate resolution of this matter is not known, however, if the Company is unsuccessful in its defense of these claims, an additional future expense would be recorded.


6.  STOCKHOLDERS' EQUITY:

    The Company has authorized 100,000,000 shares of preferred stock, which may be issued in series and with such preferences as determined by the Company's Board of Directors.

    The Company's Board of Directors have granted non-qualified options to various officers, employees, and others. Generally, the options are granted at the current market price of the Company's common stock. The exercise periods have ranged from one to ten years.

    During the fiscal year ended January 31, 1997, the Company adopted, and the stockholders approved, an Incentive Stock Plan (Plan), that authorizes the issuance of up to 625,000 shares of common stock. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and stock purchase rights or a combination thereof.

          INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Incentive stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed ten years.

    During the fiscal year ended January 31, 1997, the Company also adopted, and the stockholders approved, the Non Employee Directors' Stock Option Plan (Outside Directors' Plan), which provides for the grant of stock options to non-employee directors of the Company and any subsidiary. An aggregate of 40,000 shares of common stock are reserved for issuance under the Outside Directors' Plan. The exercise price of the options will be the fair market value of the stock on the date of grant. Outside directors are automatically granted options to purchase 10,000 shares initially and an additional 2,000 shares for each subsequent year that they serve. All options granted vest over a 3-year period from the date of grant.

    The following is a summary of activity under these stock option plans for the years ended January 31, 1997 and 1996:


                                             1997                  1996
                                     --------------------  --------------------
                                                 Weighted              Weighted
                                                 Average               Average
                                       Number    Exercise    Number    Exercise
                                     of Shares    Price    of Shares    Price
                                     ---------   --------  ---------   --------
    Outstanding, beginning of year    296,800     $3.44     287,424     $3.54

      Granted                         686,344      4.10     107,000      3.88
      Exchanged                      (217,900)     3.20         -          -
      Exercised                        (6,500)     3.00     (10,000)     2.00

      Forfeitures                     (98,900)     4.20     (87,624)     4.42
                                     --------               -------
    Outstanding, end of year          659,844      4.18     296,800      3.44
                                     --------               -------
                                     --------               -------

    At January 31, 1997, the exercise prices of options outstanding ranged from $3.75 to $5.88 per share. For all options granted during 1997 and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. At January 31, 1997 and 1996, options for 173,463 and 199,800 shares (with weighted average exercise prices of $4.18 and $3.45, respectively) were exercisable and options for 162,127, 162,127, and

          INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    162,127 shares become exercisable in 1998, 1999, and 2000, respectively. If not exercised, options outstanding at January 31, 1997, will expire as follows:

                                                       Weighted
                                                       Average
                                         Number        Exercise
    Year Ending January 31,             of Shares       Price
    -----------------------             ---------      --------
         2000                             10,000        $3.80
         2002                            376,344         4.78
         2007                            273,500         3.38
                                         -------
                                         659,844
                                         -------
                                         -------

    PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost was recognized for grants of options during the years ended
    January 31, 1997 and 1996 to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below.

                                                      Years Ended January 31,
                                                     -------------------------
                                                         1997         1996
                                                     -----------   -----------
     Net loss applicable to common stockholders:
       As reported                                   $(1,125,000)  $  (977,000)
       Pro forma                                      (1,803,000)   (1,001,000)
     Net loss per common share
       As reported                                         $(.33)        $(.41)
       Pro forma                                            (.53)         (.42)

    The fair value of each employee option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Years Ended January 31,
                                                     -------------------------
                                                         1997         1996
                                                     -----------   -----------
     Expected volatility                                  83%          89%
     Risk-free interest rate                               7%           7%
     Expected dividends                                    -            -
     Expected term (in years)                              5            4
     Contractual term (in years)                           7            4

          INTERNET COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES:

    Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes.

    At January 31, 1997, these differences consist of the following:

         Income tax loss carryforward                     $ 895,000
         Allowance on assets                                272,000
         Deferred revenue                                    47,000
         Depreciation difference                           (220,000)
         Other                                              (42,000)
                                                          ---------
           Total                                            952,000
           Less valuation allowance                        (952,000)
                                                          ---------
         Net                                              $     -
                                                          ---------
                                                          ---------

    The valuation allowance for deferred tax assets increased from $797,000 at January 31, 1996 to $952,000 at January 31, 1997, due primarily to an increase in the Company's net operating loss carryforwards.

    Income tax benefit is comprised of the following:

                                                 1997        1996
                                               -------     --------
         Current benefit                       $   -       $128,000
         Deferred benefit                          -            -
                                               -------     --------
         Net                                   $   -       $128,000
                                               -------     --------
                                               -------     --------

    As of January 31, 1997, the Company has income tax loss carryforwards of approximately $2,400,000 which expire in the years 2006 through 2012. The utilization of these net operating loss carryforwards may be restricted because of ownership changes that resulted when Internet acquired Interwest. These restrictions limit the amount of utilizable net operating loss carryforwards each year. During the year ended January 31, 1996, the Company utilized approximately $530,000 in net operating losses by carrying them back to prior years to offset taxable income.

8.  SUBSEQUENT EVENT:

    In April 1997, the Company issued 631,579 shares of common stock for $3,000,000 and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of 5 years to Interwest Group. After the purchase, Interwest Group owns 52% of the Company.