Form 10QSB
period 1997-04-30
INTERNET COMMUNICATIONS CORP
filed 1997-06-13
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


                                 FORM  10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
                                For the quarterly period ended APRIL 30, 1997


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period form _____________ to _____________

                                                 Commission file number 0-19578


                        INTERNET COMMUNICATIONS CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               COLORADO                               84-1095516
    -------------------------------                ------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)


    7100 E. BELLEVIEW AVENUE, SUITE 201,  GREENWOOD VILLAGE, COLORADO  80111
    ------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (303) 770-7600
                                --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes      [ ] No

AT MAY 22, 1997, 5,375,806 SHARES OF COMMON STOCK, NO PAR VALUE, WERE
OUTSTANDING



Page 1 of  10 pages.

                      INTERNET COMMUNICATIONS CORPORATION


                                     INDEX

                                                                        PAGE
                                                                        ----
          Form 10-Q SB Cover Page                                         1

          Index Page                                                      2

Part I    Condensed Consolidated Balance Sheets                           3
          April 30, 1997 and January 31, 1997

          Condensed Consolidated Statements of Operations                 4
          Three months ended April 30, 1997 & 1996

          Condensed Consolidated Statements of Cash Flows                 5
          Three months ended April 30, 1997 & 1996

          Notes to Condensed Consolidated Financial Statements            6

          Management's Discussion and Analysis of Financial               7 - 8
          Condition and Results of Operations

Part II   Other Information

          Item 1 - Legal Proceedings                                      9

          Item 2 - Changes in Securities                                  9

          Item 3 - Defaults upon Senior Securities                        9

          Item 4 - Submission of Matters to a Vote of
                   Security Holders                                       9

          Item 5 - Other Information                                      9

          Item 6 - Exhibits and Reports on Form 8-K                       9

          Signature Page                                                  10

                       INTERNET COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        April 30,   January 31,
                                                          1997           1997
                                                      (Unaudited)
                        ASSETS

CURRENT ASSETS:
  Cash                                                $   978,000   $   571,000
  Trade receivables, net of allowance                   6,360,000     7,509,000
  Inventory                                             3,675,000     2,294,000
  Prepaid expenses and other                              635,000       702,000
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                               614,000       711,000
                                                      -----------   -----------
      Total current assets                             12,262,000    11,787,000

EQUIPMENT, net                                          2,096,000     2,233,000

OTHER ASSETS:
  Goodwill, net                                         3,338,000     3,398,000
  Spares inventory                                        429,000       412,000
  Other, net                                              920,000       987,000
                                                      -----------   -----------

TOTAL ASSETS                                          $19,045,000   $18,817,000
                                                      -----------   -----------
                                                      -----------   -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                        $   179,000   $   279,000
  Accounts payable                                      3,597,000     3,316,000
  Unearned income and deposits                            898,000       937,000
  Accrued expenses and other                            1,611,000       846,000
                                                      -----------   -----------
      Total current liabilities                         6,285,000     5,378,000

NOTES PAYABLE                                           2,714,000     5,596,000
DEFERRED REVENUE                                          157,000       161,000
MINORITY INTERESTS IN CONSOLIDATED
  SUBSIDIARIES                                            277,000       277,000

STOCKHOLDERS' EQUITY:
  Common stock, no par value                           13,665,000    10,815,000
  Stockholders' notes                                     (35,000)      (35,000)
  Accumulated deficit                                  (4,018,000)   (3,375,000)
                                                      -----------   -----------
      Total stockholders' equity                        9,612,000     7,405,000
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $19,045,000   $18,817,000
                                                      -----------   -----------
                                                      -----------   -----------

  See accompanying notes to these condensed financial statements

                           INTERNET COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the three months ended April 30,
                                                   1997           1996
                                               (Unaudited)    (Unaudited)

NET SALES:
  Equipment and installation                   $ 6,050,000    $ 1,258,000
  Services                                       3,269,000      2,356,000
                                               -----------    -----------
                                                 9,319,000      3,614,000

COST OF SALES                                   (6,492,000)    (2,548,000)
                                               -----------    -----------

GROSS MARGIN                                     2,827,000      1,066,000

OPERATING EXPENSES:
  Selling                                        1,599,000        493,000
  General and administrative                     1,726,000        693,000
  Interest expense, net                            145,000         41,000
  Other                                                  -         36,000
                                               -----------    -----------
                                                 3,470,000      1,263,000
                                               -----------    -----------
LOSS BEFORE INCOME TAXES                          (643,000)      (197,000)

INCOME TAX EXPENSE                                       -              -
                                               -----------    -----------
NET LOSS                                       $  (643,000)   $  (197,000)
                                               -----------    -----------
                                               -----------    -----------
NET LOSS PER COMMON SHARE                      $      (.14)   $      (.08)
                                               -----------    -----------
                                               -----------    -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       4,756,000      2,397,000
                                               -----------    -----------
                                               -----------    -----------

       See accompanying notes to these condensed financial statements

                       INTERNET COMMUNICATIONS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the three months ended April 30,
                                                          1997         1996
                                                      (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           ($643,000)   ($197,000)
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                        404,000      188,000
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables- net                               1,149,000      499,000
        Inventory                                     (1,381,000)     216,000
        Prepaid expenses and other                        76,000       33,000
      Increase (decrease) in:
        Accounts payable                                 282,000     (867,000)
        Unearned income                                   53,000       10,000
        Accrued expenses                                 765,000      (44,000)
                                                       ---------     ---------
    Net cash provided by (used in) operating activities  705,000     (162,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (166,000)    (145,000)
                                                       ---------     ---------
    Net cash used in investing activities               (166,000)    (145,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                   3,000,000         -
  Expenses from sale of common stock                    (150,000)        -
  Repayment of debt                                   (2,982,000)        -
  Proceeds from debt                                       -          100,000
                                                       ---------     ---------
    Net cash provided by (used in)
       financing activities                             (132,000)     100,000
                                                       ---------     ---------


INCREASE (DECREASE) IN CASH                              407,000     (207,000)
CASH, beginning of period                                571,000      473,000
                                                       ---------     ---------

CASH, end of period                                     $978,000     $266,000
                                                       ---------     ---------
                                                       ---------     ---------

           See accompanying notes to these condensed financial statements.

                      INTERNET COMMUNICATIONS CORPORATION


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 30, 1997
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The financial statements included herein have been prepared by Internet Communications Corporation (Internet or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

                      INTERNET COMMUNICATIONS CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This 10-QSB contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this 10-QSB are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

With regard to the Company, the most important factors include, but are not limited to, the following:

     - Changing technology.
     - Competition.
     - Possible future government regulation.
     - Competition for talented employees.
     - Company's ability to fund future operations.
     - Resolution of unbilled receivable claims.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying condensed financial statements.

FINANCIAL CONDITION

The financial condition of the company improved significantly as a result of a private placement transaction which occurred just prior to the end of the quarter. In exchange for $3,000,000, the Company issued to its largest shareholder 631,579 share of common stock and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of five (5) years.

Additionally, the Company agreed to a revised borrowing agreement with its lending institution which included lowering the credit availability from $6.0 million to $5.0 million and setting new financial performance covenants. At the same time the lending institution waived the violation of financial performance covenants that existed as of January 31, 1997. The net proceeds from the private placement transaction were used to pay down the line of credit and the balance of the line at the end of the first quarter was $2,472,000 compared to $5,322,000 at January 31, 1997.

As at April 30, 1997, the Company's cash balance increased by $407,000 from January 31, 1997. For the same period the current ratio decreased from 2.19 to
1.95 while working capital decreased by $432,000. Other than the transactions described above, there were no other significant trends, events or uncertainties which would have a material impact on the Company's liquidity.

The Company incurred capital expenditures of $166,000 during the quarter ended April 30, 1997. There are no material commitments for capital expenditures and the Company continues to maintain tight controls over its capital purchases.


RESULTS OF OPERATIONS:

During the fiscal year ending January 31, 1997, the Company acquired Interwest Communications C.S. Corporation and its subsidiaries (Interwest). The results of operations of Interwest for the first quarter period ending April 30, 1997 are included in the operations of the Company, but are not included for the comparative period in the prior year. The following discussion will disclose the effect of the Company's acquisition on its financial performance.

For the three months ended April 30, 1997, sales increased by $5,705,000 or 158%. The acquisition of Interwest accounted for $5,183,000 of the increase. Internet (on a stand-alone basis) increased sales by 14% over the same period in the prior year. The prior year sales were lower as a result of the elimination of the resale sales channel. The loss of sales from that channel was made up in the current quarterly period by an increase in equipment sales of $586,000.

Gross margin in the current year was 30.3% of sales as compared to 29.5% in the prior year. The Interwest gross margin, although slightly lower than the Internet gross margin on a stand-alone basis, did not significantly impact the gross margin performance as a percentage of sales.

Selling expenses increased by $1,106,000, or 224%, for the three month period ending April 30, 1997. Selling expenses as a percentage of revenue were higher in the current period (17.1%) as compared to the comparable period in the prior year (13.6%). Both Interwest and Internet (on a stand-alone basis) contributed to the higher selling expenses, primarily due to the increase in sales staff and higher fixed costs for increased salaries.

For the three months ended April 30, 1997, general and administrative costs increased by $1,033,000 or 149% over the prior year. However, these expenses as a percentage of sales were lower in the current period (18.5%) than in the same period for the prior year (19.2%). The Interwest portion of general and administrative expenses in the current quarterly period is not known since many of these expenses are rolled together when the companies merged. However, it is obvious that the Company is still incurring higher general and administrative expenses than may be necessary in the future while it is in the process of consolidating the operations of the two companies.

Interest expense increased by $104,000 due to the increased use of the line of credit as compared to the same period in the prior year.

                      INTERNET COMMUNICATIONS CORPORATION


                                    PART II


ITEM 1.   LEGAL PROCEEDINGS

   NONE


ITEM 2.   CHANGES IN SECURITIES

   On April 29, 1997, in exchange for $3,000,000, the company issued to Interwest Group, Inc. 631,579 shares of common stock and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of five
   (5) years. This private placement transaction qualified for exemption from registration under section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   NONE

ITEM 5.   OTHER INFORMATION

   Subsequent to the quarter ended April 30, 1997, the Company filed Form 8-K/A dated May 27, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   NONE

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INTERNET COMMUNICATIONS CORPORATION
                                   -----------------------------------
                                              (Registrant)




Date:  June 13, 1997               By: /s/   Thomas C. Galley
                                       ------------------------------------
                                       Thomas C. Galley, President





Date:  June 13, 1997               By: /s/   Paul W. Greiving
                                       ------------------------------------
                                       Paul W. Greiving, Chief Financial
                                       Officer