Form 10QSB
period 1997-07-31
INTERNET COMMUNICATIONS CORP
filed 1997-09-12
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


                                 FORM  10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
                                   For the quarterly period ended JULY 31, 1997
                                                                  -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from _____________ to _____________

                                                 Commission file number 0-19578
                                                                        -------

                      INTERNET COMMUNICATIONS CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           COLORADO                                        84-1095516
           --------                                        ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                          Identification No.)

    7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO 80111
    ----------------------------------------------------------------------
                   (Address of principal executive offices)

                               (303)   770-7600
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    [X] Yes  [ ] No

At August 29, 1997, 5,375,806 shares of Common Stock, no par value, were outstanding

Page 1 of  11 pages.

                      INTERNET COMMUNICATIONS CORPORATION

                                     INDEX

                                                                  PAGE
                                                                  ----
         Form 10-Q SB Cover Page                                     1

         Index Page                                                  2

Part I   Condensed Consolidated Balance Sheets                       3
         July 31, 1997 and January 31, 1997

         Condensed Consolidated Statements of Operations             4
         Three and six months ended July 31, 1997 & 1996

         Condensed Consolidated Statements of Cash Flows             5
         Six months ended July 31, 1997 & 1996

         Notes to Condensed Consolidated Financial Statements        6

         Management's Discussion and Analysis of Financial       7 - 9
         Condition and Results of Operations

Part II  Other Information

         Item 1 - Legal Proceedings                                 10

         Item 2 - Changes in Securities                             10

         Item 3 - Defaults upon Senior Securities                   10

         Item 4 - Submission of Matters to a Vote of                10
                  Security Holders

         Item 5 - Other Information                                 10

         Item 6 - Exhibits and Reports on Form 8-K                  10

         Signature Page                                             11

                    INTERNET COMMUNICATIONS CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        July 31,    January 31,
                                                          1997         1997
                                                       -----------  -----------
                                                       (Unaudited)
                         ASSETS

CURRENT ASSETS:
  Cash                                                 $   270,000  $   571,000
  Trade receivables, net of allowance                    7,700,000    7,509,000
  Inventory                                              2,627,000    2,294,000
  Prepaid expenses and other                               615,000      702,000
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                635,000      711,000
                                                       -----------  -----------
    Total current assets                                11,847,000   11,787,000

EQUIPMENT, net                                           2,144,000    2,233,000

OTHER ASSETS:
  Goodwill, net                                          3,356,000    3,398,000
  Spares inventory, net                                    390,000      412,000
  Other, net                                               891,000      987,000
                                                       -----------  -----------
TOTAL ASSETS                                           $18,628,000  $18,817,000
                                                       -----------  -----------
                                                       -----------  -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                         $   117,000  $   279,000
  Accounts payable and accrued expenses                  4,796,000    4,162,000
  Unearned income and deposits                             915,000      937,000
                                                       -----------  -----------
    Total current liabilities                            5,828,000    5,378,000

NOTES PAYABLE                                            2,439,000    5,596,000
DEFERRED REVENUE                                           140,000      161,000
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES            293,000      277,000

STOCKHOLDERS' EQUITY:
  Common stock, no par value                            13,797,000   10,815,000
  Stockholders' notes                                      (35,000)     (35,000)
  Accumulated deficit                                   (3,834,000)  (3,375,000)
                                                       -----------  -----------
    Total stockholders' equity                           9,928,000    7,405,000
                                                       -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $18,628,000  $18,817,000
                                                       -----------  -----------
                                                       -----------  -----------

      See accompanying notes to these condensed financial statements

                       INTERNET COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the six months ended     For the three months ended
                                              July 31,                     July 31,
                                         1997         1996           1997          1996
                                     -----------   -----------    -----------    -----------
                                     (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
NET SALES
  Equipment                          $11,960,000   $ 3,661,000    $ 7,448,000    $ 2,403,000
  Installation                         3,898,000       309,000      2,360,000        199,000
  Other services                       6,553,000     4,530,000      3,284,000      2,284,000
                                     -----------   -----------    -----------    -----------
                                      22,411,000     8,500,000     13,092,000      4,886,000

COST OF SALES                        (15,581,000)   (6,007,000)    (9,089,000)    (3,459,000)
                                     -----------   -----------    -----------    -----------
GROSS MARGIN                           6,830,000     2,493,000      4,003,000      1,427,000

OPERATING EXPENSES:
  Selling                              3,407,000     1,062,000      1,808,000        569,000
  General and administrative           3,613,000     1,384,000      1,887,000        691,000
  Interest expense, net                  255,000        64,000        110,000         23,000
  Other                                   15,000        61,000         15,000         25,000
                                     -----------   -----------    -----------    -----------
                                       7,290,000     2,571,000      3,820,000      1,308,000
                                     -----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES       (460,000)      (78,000)       183,000        119,000

INCOME TAX (EXPENSE) BENEFIT                   0             0              0              0
                                     -----------   -----------    -----------    -----------
NET INCOME (LOSS)                    $  (460,000)  $   (78,000)   $   183,000    $   119,000
                                     -----------   -----------    -----------    -----------
                                     -----------   -----------    -----------    -----------
NET INCOME (LOSS) PER COMMON SHARE
  Primary                            $     (0.09)  $     (0.03)   $      0.03    $      0.05
                                     -----------   -----------    -----------    -----------
                                     -----------   -----------    -----------    -----------
WEIGHTED AVERAGE COMMON
SHARES AND EQUIVALENTS OUTSTANDING
  Primary                              5,071,000     2,453,000      5,473,000      2,453,000
                                     -----------   -----------    -----------    -----------
                                     -----------   -----------    -----------    -----------

               See accompanying notes to these condensed financial statements.

                    INTERNET COMMUNICATIONS CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the six months ended July 31,
                                                              1997            1996
                                                          (Unaudited)      (Unaudited)
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  (460,000)     $   (78,000)
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                             780,000          330,000
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables - net                                    (191,000)        (618,000)
        Inventory                                            (333,000)         289,000
        Prepaid expenses and other                             16,000          129,000
    Increase (decrease) in:
        Accounts payable and accrued expenses                 634,000       (1,181,000)
        Unearned income                                        33,000           90,000
                                                          -----------      -----------
    Net cash provided by (used in) operating activities       479,000       (1,039,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (443,000)        (240,000)
                                                          -----------      -----------
    Net cash used in investing activities                    (443,000)        (240,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                        3,011,000            5,000
  Expenses from sale of common stock                          (29,000)               -
  Repayment of debt                                        (6,360,000)               -
  Proceeds from debt                                        3,041,000        1,200,000
                                                          -----------      -----------
    Net cash provided by (used in) financing activities      (337,000)       1,205,000
                                                          -----------      -----------

INCREASE (DECREASE) IN CASH                                  (301,000)         (74,000)
CASH, beginning of period                                     571,000          473,000
                                                          -----------      -----------
CASH, end of period                                       $   270,000      $   399,000
                                                          -----------      -----------
                                                          -----------      -----------

               See accompanying notes to these condensed financial statements.

                      INTERNET COMMUNICATIONS CORPORATION


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1997
                                  (Unaudited)

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

FINANCIAL CONDITION

The financial condition of the Company improved significantly as a result of a private placement transaction which occurred in April 1997. In exchange for $3,000,000, the Company issued to its largest shareholder 631,579 shares of common stock and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of five (5) years. The price of the shares and warrants was based on the market value at the time of the transaction.

Additionally, the Company agreed to a revised borrowing agreement with its lending institution which provides for $5.0 million credit availability and sets new financial performance covenants. At the same time, the lending institution waived the violation of financial performance covenants that existed as of January 31, 1997. The net proceeds from the private placement transaction were used to pay down the line of credit. The balance of the line of credit at the end of July 1997 is $2,300,000 compared to $5,322,000 at the end of January 1997.

As the proceeds from the private placement were used to retire debt, which is classified as a long-term liability, the benefit of this transaction was not reflected in working capital at July 31, 1997. However, because the company was able to pay down the line of credit discussed above, the available credit on the line provides significant additional working capital for future operations. The current ratio decreased from 2.19 at January 31, 1997 to
2.03 at July 31, 1997 as working capital decreased by $390,000. Other than the transactions described above, there were no other significant trends, events or uncertainties which would have a material impact on the Company's liquidity.

During the six months ended July 31, 1997, the Company had positive cash flows from operations in the amount of $479,000 compared to the prior year negative cash flows from operations in the amount of $1,039,000. While the Company shows a greater loss for the six months period ended in the current year compared to the prior year, it was offset by greater non-cash expenses (depreciation and amortization) which increased from $330,000 to $780,000 for the three months ended July 31, 1997 and 1996, respectively. This increase is primarily the result of amortizing goodwill recorded in the Interwest acquisition. Additional payments on accounts receivable and increases in accounts payable and accrued expenses also had a positive impact on cash flows provided by operations.

The primary use of cash during the first six months of the fiscal year was for capital expenditures in the amount of $443,000 and debt repayment in the amount of $3,319,000, net. There are no material commitments for capital expenditures after July 31, 1997.

As a result of these transactions, the cash balance decreased by $301,000 from January 31, 1997.

RESULTS OF OPERATIONS:

Effective September 1, 1996, the Company acquired Interwest Communications C.S. Corporation and its subsidiaries (Interwest). Therefore, the results of operations of Interwest for the quarterly and six month periods ending July 31, 1997 are included in the operations of the Company, but are not included for the comparative period in the prior year. The following discussion will disclose the effect of the Company's acquisition on its financial performance.

For the quarter ended July 31, 1997, the Company recorded net income of $183,000, compared to net income in the quarterly period in the prior year of $119,000. Net income per share for the current quarter was $.03 compared to $.05 in the prior year, the decrease resulting from an increase in shares outstanding.

For the six and three months ended July 31, 1997, net sales increased $13,911,000 (164%) and $8,206,000 (168%), respectively. The acquisition of
Interwest accounted for $13,801,000 and $8,617,000 of the increase. Internet net sales (on a stand-alone basis) increased by 1% for the six month period and decreased by 8% for the quarter compared to the same period in the prior year, which decrease is more attributable to the unusually strong Internet sales for the prior year quarter ended July 31, 1996. While services revenues continued to grow during the current year and quarter, the largest portion of the increase in sales was attributable to equipment sales, increasing 227% year-to-date and 210% for the quarter as compared to the prior year.

Gross margin for the first six months was 30.5% of sales as compared to 29.3% in the prior year (quarterly results were similar: 30.6% in the current year compared to 29.2% in the prior year). One factor in the increase in gross margin percentage was the increase in service revenues, particularly installation revenues as compared to the prior periods. Gross margins relative to service revenues are typically greater than gross margins relative to equipment sales. An objective of the company is to continue to increase service revenues as a percentage of the Company's overall net sales.

Selling expenses as a percentage of revenue were slightly higher in the current six and three month periods (15% and 14%) compared to the same period in the prior year (13% and 12%). Both Interwest and

Internet (on a stand-alone basis) contributed to the higher selling expenses, primarily due to the increase in sales staff and higher fixed costs for increased salaries.

For the six and three months ended July 31, 1997, general and administrative costs increased by $2,229,000 (161%) and $1,196,000 (173%) over the prior year. These expenses as a percentage of sales were not significantly different during the current three and six month periods compared to the prior year. One non-cash expense - amortization of goodwill costs - contributed $242,000 and $129,000 to the increase in G&A expenses for the six and three months, respectively. After the Interwest acquisition, it has taken the Company longer to realize the benefits of combining the two companies and a reduction in G&A expenses did not initially materialize. However, the Company is now beginning to realize some of these benefits and over the long-term will expect to see additional reductions in some G&A expenses.

Interest expense increased by $191,000 and $87,000 for the six and three month periods, respectively, due to the increased use of the line of credit as compared to the same period in the prior year.

                      INTERNET COMMUNICATIONS CORPORATION


                                    PART II


ITEM 1.   LEGAL PROCEEDINGS

   NONE


ITEM 2.   CHANGES IN SECURITIES

   NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On July 10, 1997, the annual meeting of the Company's shareholders was held to vote on proposals contained in a proxy statement mailed to shareholders on May 30, 1997. The following items were voted upon by shareholders.

   Proposal # 1 to elect four directors. The following directors were nominated by the Company management and were elected:

   William J. Maxwell - 5,090,959 votes for and 30,728 votes withheld. Craig D. Slater - 5,090,159 votes for and 31,528 votes withheld. Joseph P. Nacchio - 5,090,659 votes for and 31,028 votes withheld. Richard T. Liebhaber - 5,090,859 votes for and 30,828 votes withheld.

   Proposal # 2 to approve an amendment to the 1996 incentive stock plan to increase the number of options available to be granted from 625,000 to 875,000. This proposal passed with 4,993,886 votes for, 79,318 votes against, 18,555 abstaining, and 29,928 not voting.

ITEM 5.   OTHER INFORMATION

   NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   The Company filed Form 8-K/A dated May 27, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERNET COMMUNICATIONS CORPORATION
                                   (Registrant)




Date:  September 12, 1997        By: /s/ Thomas C. Galley
                                     -----------------------------------------
                                     Thomas C. Galley, President



Date:  September 12, 1997        By: /s/ Paul W. Greiving
                                     -----------------------------------------
                                     Paul W. Greiving, Chief Financial Officer