Form 10QSB
period 1997-10-31
INTERNET COMMUNICATIONS CORP
filed 1997-12-16
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
                                For the quarterly period ended OCTOBER 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from _____________ to _____________

                                                 Commission file number 0-19578


                              INTERNET COMMUNICATIONS CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           COLORADO                                    84-1095516
--------------------------------                   ---------------------
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

At December 1, 1997, 5,397,887 shares of Common Stock, no par value, were outstanding



Page 1 of  11 pages.

                      INTERNET COMMUNICATIONS CORPORATION


                                     INDEX

                                                                        PAGE
                                                                        ----
         Form 10-Q SB Cover Page                                        1

         Index Page                                                     2

Part I   Condensed Consolidated Balance Sheets                          3
         October 31, 1997 and January 31, 1997

         Condensed Consolidated Statements of Operations                4
         Three and nine months ended October 31, 1997 & 1996

         Condensed Consolidated Statements of Cash Flows                5
         Nine months ended October 31, 1997 & 1996

         Notes to Condensed Consolidated Financial Statements           6

         Management's Discussion and Analysis of Financial              7 - 9
         Condition and Results of Operations

Part II  Other Information

         Item 1 - Legal Proceedings                                     10

         Item 2 - Changes in Securities                                 10

         Item 3 - Defaults upon Senior Securities                       10

         Item 4 - Submission of Matters to a Vote of                    10
                  Security Holders

         Item 5 - Other Information                                     10

         Item 6 - Exhibits and Reports on Form 8-K                      10

         Signature Page                                                 11

                     INTERNET COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 October 31,   January 31,
                                                      1997        1997
                                                 (Unaudited)

                     ASSETS

CURRENT ASSETS:
 Cash                                            $   111,000   $   571,000
 Trade receivables, net of allowance               7,232,000     7,509,000
 Inventory                                         3,165,000     2,294,000
 Prepaid expenses and other                          600,000       702,000
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                  627,000       711,000
                                                 -----------   -----------
      Total current assets                        11,735,000    11,787,000

EQUIPMENT, net                                     2,144,000     2,233,000

OTHER ASSETS:
 Goodwill, net                                     3,245,000     3,398,000
 Spares inventory, net                               458,000       412,000
 Other, net                                          877,000       987,000
                                                 -----------   -----------
TOTAL ASSETS                                     $18,459,000   $18,817,000
                                                 -----------   -----------
                                                 -----------   -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                                   $ 3,571,000   $   279,000
 Accounts payable and accrued expenses             4,614,000     4,162,000
 Unearned income and deposits                        892,000       937,000
                                                 -----------   -----------
      Total current liabilities                    9,077,000     5,378,000

NOTES PAYABLE                                        121,000     5,596,000
DEFERRED REVENUE                                     126,000       161,000
MINORITY INTERESTS IN CONSOLIDATED
 SUBSIDIARIES                                        131,000       277,000

STOCKHOLDERS' EQUITY:
 Common stock, no par value                       13,927,000    10,815,000
 Stockholders' notes                                 (35,000)      (35,000)
 Accumulated deficit                              (4,888,000)   (3,375,000)
                                                 -----------   -----------
      Total stockholders' equity                   9,004,000     7,405,000
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $18,459,000   $18,817,000
                                                 -----------   -----------
                                                 -----------   -----------

 See accompanying notes to these condensed consolidated financial statements

                      INTERNET COMMUNICATIONS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the nine months ended      For the three months ended
                                               October 31,                  October 31,
                                          1997           1996           1997            1996
                                      (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)
NET SALES
  Equipment                          $ 17,466,000    $  8,790,000    $ 5,506,000    $ 5,129,000
  Installation                          5,768,000       1,498,000      1,870,000      1,189,000
  Other services                        9,947,000       7,858,000      3,394,000      3,328,000
                                      -----------    ------------    -----------    -----------
                                       33,181,000      18,146,000     10,770,000      9,646,000

COST OF SALES                         (23,470,000)    (11,791,000)    (7,889,000)    (6,206,000)
                                      -----------    ------------    -----------    -----------
GROSS MARGIN                            9,711,000       6,355,000      2,881,000      3,440,000

OPERATING EXPENSES:
  Selling                               5,118,000       2,740,000      1,711,000      1,247,000
  General and administrative            5,613,000       3,279,000      2,000,000      1,842,000
  Interest expense, net                   342,000         178,000         87,000        114,000
  Loss from sale of subsidiary            152,000            -           137,000           -
                                      -----------    ------------    -----------    -----------
                                       11,225,000       6,197,000      3,935,000      3,203,000
                                      -----------    ------------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES      (1,514,000)        158,000     (1,054,000)       237,000

INCOME TAX EXPENSE                           -               -              -              -

NET INCOME (LOSS)                     $(1,514,000)   $    158,000    $(1,054,000)   $   237,000
                                      -----------    ------------    -----------    -----------
                                      -----------    ------------    -----------    -----------
NET INCOME (LOSS) PER COMMON SHARE
    Primary                           $     (0.29)   $       0.06    $     (0.20)   $      0.07
                                      -----------    ------------    -----------    -----------
                                      -----------    ------------    -----------    -----------
WEIGHTED AVERAGE COMMON SHARES AND
  EQUIVALENTS OUTSTANDING              5,175,000        2,711,000      5,378,000      3,488,000
                                      -----------    ------------    -----------    -----------
                                      -----------    ------------    -----------    -----------

           See accompanying notes to these condensed consolidated financial statements.

                     INTERNET COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the nine months
                                                         ended October 31,
                                                         1997          1996
                                                     ------------   -----------
                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $(1,514,000)  $   158,000
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation and amortization                       1,184,000       694,000
    Increase in bad debt reserve                            -            47,000
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables- net                                  277,000    (1,610,000)
        Inventory                                        (871,000)       (9,000)
        Prepaid expenses and other                       (126,000)     (141,000)
      Increase (decrease) in:
        Accounts payable and accrued expenses             452,000      (768,000)
        Unearned income                                     4,000       166,000
                                                     ------------   -----------
    Net cash used in operating activities                (594,000)   (1,463,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (774,000)     (601,000)
  Investment in intangible assets                                       (48,000)
  Investment in subsidiaries                                             79,000
  Proceeds from sale of subsidiary                         79,000         -
                                                     ------------   -----------
    Net cash used in investing activities                (695,000)     (570,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net               3,012,000        20,000
  Proceeds from debt                                    9,146,000     4,900,000
  Repayment of debt                                   (11,329,000)   (2,788,000)
                                                     ------------   -----------
    Net cash provided by financing activities             829,000     2,132,000
                                                     ------------   -----------

INCREASE (DECREASE) IN CASH                              (460,000)       99,000
CASH, beginning of period                                 571,000       474,000
                                                     ------------   -----------
CASH, end of period                                  $    111,000   $   573,000
                                                     ------------   -----------
                                                     ------------   -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING TRANSACTIONS:
  Purchase of stock in subsidiary with common stock  $    100,000         -
                                                     ------------   -----------
                                                     ------------   -----------

       See accompanying notes to these condensed financial statements.

                      INTERNET COMMUNICATIONS CORPORATION


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 31, 1997
                                  (Unaudited)


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

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying condensed consolidated financial statements.

FINANCIAL CONDITION

In April 1997 a private placement transaction brought cash proceeds of $3,000,000. In exchange the Company issued to its largest shareholder 631,579 shares of common stock and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of five (5) years. The price of the shares and warrants was based on the market value at the time of the transaction.

Additionally, the Company agreed to a revised borrowing agreement with its lending institution which provides for $5.0 million credit availability and sets new financial performance covenants. At the same time, the lending institution waived the violation of financial performance covenants that existed as of January 31, 1997. The net proceeds from the private placement transaction were used to pay down the line of credit. The balance of the line of credit at the end of October 1997 is $3,500,000 compared to $5,322,000 at the end of January 1997.

As the proceeds from the private placement were used to retire debt, which was classified as a long-term liability at January 31, 1997, but is classified as a short-term liability at October 31, 1997, the benefit of this transaction was not reflected in working capital at October 31, 1997. The change in classification from long-term to short-term is due to the line of credit expiration date of September 1998. However, because the company was able to pay down the line of credit discussed above, the available credit on the line is expected to provide sufficient working capital for future operations. The current ratio decreased from 2.19 at January 31, 1997 to 1.29 at October 31, 1997 as working capital decreased by $3,751,000. Other than the transactions described above, there were no other significant trends, events or uncertainties which would have a material impact on the Company's liquidity.

During the nine months ended October 31, 1997, the Company had negative cash flows from operations in the amount of $615,000 compared to the prior year negative cash flows from operations in the amount of $1,463,000. While the Company shows a greater loss for the nine months period ended in the current year compared to the prior year, it was offset by greater non-cash expenses (depreciation and amortization) which increased from $694,000 to $1,184,000 for the nine months ended October 31, 1997 and 1996, respectively. This increase is primarily the result of amortizing goodwill recorded in the Interwest Communications C.S. Corporation (Interwest) acquisition. Additional payments on accounts receivable and increases in accounts payable and accrued expenses also had a positive impact on cash flows provided by operations. An increase in inventory of $871,000, which had the effect of reducing cash flows, was primarily a result of products received late in the third quarter which are expected to be shipped to customers during the fourth quarter.

The primary use of cash during the first nine months of the fiscal year was for capital expenditures in the amount of $774,000 and debt repayment in the amount of $2,183,000, net. There are no material commitments for capital expenditures after October 31, 1997.

As a result of these transactions, the cash balance decreased by $460,000 from January 31, 1997.


RESULTS OF OPERATIONS:

Effective September 1, 1996, the Company acquired Interwest and its subsidiaries. Therefore, the results of operations of Interwest for the quarterly and nine month periods ending October 31, 1997 are included in the operations of the Company, but only two months are included for the comparative period in the prior year. The following discussion will disclose the effect of the Company's acquisition on its financial performance.

For the quarter ended October 31, 1997, the Company recorded a net loss of ($1,054,000), compared to net income in the quarterly period in the prior year of $237,000. Net loss per share for the current quarter was ($.20) compared to net income of $.07 in the prior year.

For the nine and three months ended October 31, 1997, net sales increased $15,035,000 (83%) and $1,124,000 (12%), respectively. The acquisition of
Interwest accounted for $15,339,000 and $1,538,000 of the increase. Internet net sales (on a stand-alone basis) decreased by 2% and 9% for the nine and three month period, respectively, compared to the same periods in the prior year, which decrease is more attributable to the unusually strong Internet equipment sales for the same periods in the prior year. While overall sales for Internet on a stand-alone basis decreased, service revenues for the nine month period in the current year increased by 8%.

Gross margin for the nine and three month periods in 1997 was 29.3% and 26.8% of sales as compared to 35.0% and 35.7% in the prior year. Although the Company's gross margin percentage can vary from period to period due to changes in the relative mix of equipment and service sales, it should be noted that the prior year third quarter gross margins were unusually high. Gross margins as compared to previous quarters in the current year (30.6% and 30.3% in the first and second quarter, respectively) were slightly lower as a result of higher than expected cost of sales in the voice communication product sales and services.

Selling expenses as a percentage of revenue were slightly higher in the current nine month period (15.4% compared to 15.1%) and significantly higher in the current three month period (15.9% compared to 12.9%). Both Interwest and Internet (on a stand-alone basis) contributed to the higher selling expenses, primarily due to the increase in sales staff and higher fixed costs for increased salaries.

For the nine and three months ended October 31, 1997, general and administrative costs increased by $2,334,000 (71%) and $158,000 (9%) over the prior year. These expenses as a percentage of sales were slightly lower in the current three and nine month periods compared to the prior year. One non-cash expense - amortization of goodwill costs - contributed $298,000 and $56,000 to the increase in G&A expenses for the nine and three months, respectively.
After the Interwest acquisition, it has taken the Company longer to realize the benefits of combining the two companies and a reduction in G&A expenses did not initially materialize. However, the Company is now beginning to realize some of these benefits and over the long-term will expect to see additional reductions in some G&A expenses.

Interest expense increased by $164,000 for the nine month period and decreased by $27,000 for the three month period as compared to the prior year. The changes from the prior year are due to relative usage of the line of credit as compared to the same periods in the prior year.

Operating expenses also include a loss on the sale of its interest in a subsidiary company, Work Telcom Services, Inc. (WTS), in the amount of $152,000. The Company's basis in the shares of WTS was $309,000 and the shares were sold for $157,000. The Company received half of the sales price in cash and the other half in a note, secured by the shares sold, payable over five years. WTS contributed $28,000 towards the Company's loss in the current year and was considered to be non-core in its future operations.

Additionally, the Company acquired 49% of Interwest Communications Pueblo Corporation (ICPC) in exchange for Company shares valued at $100,000. The value of the shares issued approximated fair market value at the date of the transaction. After the acquisition, effective October 31, 1997, ICPC is a wholly-owned subsidiary of the Company. ICPC's net income (before minority interest) for the nine month period ending October 31, 1997 was $68,000.

                      INTERNET COMMUNICATIONS CORPORATION


                                    PART II


ITEM 1.   LEGAL PROCEEDINGS

   NONE


ITEM 2.   CHANGES IN SECURITIES

   12,500 shares of common stock were issued in a private placement transaction described in Part I.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   NONE

ITEM 5.   OTHER INFORMATION

   NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   Form 8-K was filed on September 19, 1997 reporting a change in auditor from Hein + Associates LLP to KPMG Peat Marwick LLP.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INTERNET COMMUNICATIONS CORPORATION
                                          (Registrant)




Date:  December 15, 1997           By: /s/ Thomas C. Galley
                                      -----------------------------------------
                                   Thomas C. Galley, President







Date:  December 15, 1997           By: /s/ Paul W. Greiving
                                      -----------------------------------------
                                      Paul W. Greiving, Chief Financial Officer