Form 10KSB
period 1997-12-31
INTERNET COMMUNICATIONS CORP
filed 1998-03-30
CIK 841693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM  10-KSB

(Mark One)
[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                                         For Fiscal year ended      N/A
                                                               --------------

                                       or

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from February 1, 1997 to December 31, 1997
                                           ----------------    ----------------

                                                 Commission file number 0-19578
                                                                        -------

                      INTERNET COMMUNICATIONS CORPORATION
                 (Name of small business issuer in its charter)

                COLORADO                                   84-1095516
       ------------------------------                  ------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

7100 E. BELLEVIEW AVE., STE 201, GREENWOOD VILLAGE, COLORADO 80111
------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (303) 770-7600
                          --------------

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, NO PAR VALUE                                  NASDAQ
--------------------------                            ------------------
     (Title of Class)                                 (Name of Exchange)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to the Form 10-KSB    [ ]

Revenues for the fiscal year ended December 31, 1997 is $33,113,000.

At March 16, 1998, 5,397,887 shares of Common Stock, no par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $8,576,000.

Documents incorporated by reference:Proxy Statement to be filed in April 1998.

Page 1 of      pages.           Exhibits are indexed on page 34.
          ----
(Complete Copy)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL
-------
Internet Communications Corporation (INCC or the Company), a Colorado corporation, is a multi-faceted telecommunications and networking company specializing in the design, implementation, maintenance and management of communications systems and networks. With headquarters in metropolitan Denver, the Company has over 5,000 business, government and institutional customers.

The Company is capable of handling the total communications needs of its customers' enterprise-wide networks for data and voice. This unique capability was created in 1996 with the merger of two prominent Colorado communications companies -- INCC, a leading data networking services company, and Interwest Communications Corporation, a leading telephone interconnect company in Colorado. This combination has produced a company with strong voice and data integration capabilities and the wherewithal to deal with the convergence of various electronic communications media.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
----------------------------------------------------------------------
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

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

With regard to the Company, the most important factors include, but are not limited to, the following:
     - Changing technology.
     - Competition.
     - Possible future government regulation.
     - Competition for talented employees.
     - Company's ability to fund future operations.
     - Company's need to refinance debt.

RECENT DEVELOPMENTS
-------------------

In March 1998, the Company announced that it has taken steps to brings its corporate structure in line with its corporate strategy by divesting non-core businesses and sales channels. Two subsidiaries, Interwest Sound ("Sound") and Interwest Cable Network Systems, Inc. ("Cable"), will be sold. In addition, the Company has re-sized its operations concentrating on areas which generate revenues and profits. As a result, 50 positions, or 21% of the Company's workforce (not including Sound and Cable) have been eliminated. In connection with this restructuring, the Company's president, Thomas C. Galley, resigned from his position as president and CEO. John M. Couzens replaces Mr. Galley as interim president and CEO.

Also in March 1998, the Company received $1.6 million from a related party in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. The note includes a conversion clause which allows conversion if the note is not paid when due and carries a conversion price of $4.25 per common share. Proceeds from the note will be used for working capital.

PRODUCTS AND SERVICES
---------------------

The Company provides design, implementation, maintenance and management of enterprise-wide voice and data networks and business telephone systems. To provide fully integrated network solutions, the Company offers a full array of products and services, including data communications equipment, circuits, and value-added services, such as network design, installation, maintenance and management.

Enterprise Networks
-------------------

To provide data communications equipment, the Company maintains distribution agreements with premier manufacturers and suppliers, including 3Com, Cisco, Tellabs, ADC/Kentrox, Adtran, Motorola, Memotech, and Telco Systems. To provide circuits, the Company has agreements with a number of carriers, including Worldcom, ICG, and U S WEST and operates, itself, as an FCC approved interexchange carrier. To provide value added services, the Company employs a highly trained technical staff and operates an advanced network control center ("NCC").

The NCC is located at the Company's corporate headquarters in Greenwood Village, Colorado, and is capable of managing networks on an international scale. The NCC is capable of monitoring and remotely diagnosing most data communication devices as well as the circuits connecting customer locations. Problem resolution and network analysis are other key elements of the Company's network management services.

INCC Network and Field Engineers have a broad knowledge of data and voice communications equipment and networks, built on a foundation of experience and training. Their knowledge extends to multiple vendors, and they are experts at designing and installing integrated networks and resolving any problems arising in those networks.

Business Communications Systems
-------------------------------

Building on the experience and product lines gained in the merger with Interwest, the Company also provides design, installation, and maintenance and management for a full range of business telephone systems and associated equipment and applications software. The Company is currently one of NEC America's 10 largest dealers in the U.S. market. Additional relationships with telephone system manufacturers include Northern Telecom, Fujitsu and Active Voice (the largest PC-based voice processing systems manufacturer).

Internet Access Services
------------------------

The Company also operates as an Internet Service Provider, offering complete internet access, including circuits, data communications equipment, firewalls (hardware and software to enhance network security), high speed connection to the internet, and services, like network management, maintenance, hosting of the customer's web site and/or computers at our facilities, and internet consulting.

Network Consulting
------------------

The Company has a network consulting division which offers analysis and recommendations on a wide range of networking requirements, issues, problems or concerns. The Company's network consultants perform network system engineering, network performance analysis, and internet design and engineering. They recommend and implement new network and system designs, migrations, upgrades, optimization and multi- platform/application integration.

Sound and Security Systems
--------------------------

As discussed above, Sound is expected to be sold. Sound designs and installs commercial paging systems, school intercom systems, nurse call, video security and card access security systems.

Cable Networks
--------------

As discussed above, Cable is expected to be sold. Cable designs, installs and maintains fiber optic networks for competitive local exchange carriers, interexchange carriers and campus area networks.

Refurbished Voice Communications Equipment
------------------------------------------

U.S. Telphonics, a division of INCC, operates in the secondary market selling refurbished telephone and voice mail systems throughout the United States. Typically, these are systems traded in by customers following the installation of a new system by INCC.


STRATEGY
--------

The Company has broad voice and data communications expertise and the ability to deliver value-added services. In addition to offering a complete array of communications services and products, the Company will add value by:

* choosing the best solutions from among a variety of sources
* combining multiple services, devices and software applications into complete solutions
* providing proprietary services to enhance overall network design.

To further strengthen the Company, opportunities will be sought for:

* adding more proprietary, value-added services to integrated system and network designs
* adding more products and services that can be offered under the Company brand
* adding more sources of recurring revenue


INDUSTRY OVERVIEW AND MARKET NICHE
----------------------------------

The total U.S. market for data communications systems and networks, according to Data Communications Magazine, is estimated in 1997 at $51 billion, including over $3.5 billion in internet services. The overall growth of this market is projected at approximately 20%, and the internet services segment is growing at a rate of 60% per year.

Helping to fuel this growth is the trend toward an increasingly networked world. Distributed networks and the valuable information flowing over those networks have become mission critical. Communications networks have also continued to grow in complexity as technologies continue to proliferate and evolve. Information Technologies (I.T.) managers must deliver communications networks and systems within limited budgets and with limited resources. To help with this dilemma, I.T. personnel are increasingly looking for integrated solutions from their vendors. INCC is well positioned to provide such solutions.

COMPETITION
-----------

Competitors for the network integration market are numerous and varied. The field is comprised of companies which approach the market from different bases of expertise. The types of companies with whom INCC has traditionally been competing include:

* manufacturers (such as Cisco) selling data communications terminating equipment and business communications systems (such as Lucent Technologies)
* distributors of that equipment
* carriers selling direct (such as WilTel)
* re-sellers of carrier services
* national systems integrators (such as EDS, IBM Global Networks, and large accounting firms)

Throughout 1998, the Company will seek to improve its position as a complete communications services provider. In contrast to manufacturers, who focus on selling their own products, or to sales agents, who act as a sales channel on behalf of manufacturers and carriers, or to distributors, who buy and resell products "as-is" from a limited number of sources, the Company will seek to add value by tailoring integrated solutions as described above.

The Company's competitive position is enhanced by its mix of technical breadth and flexibility. Few companies the size of INCC can boast as complete an array of communications services and capabilities. Large companies, who can match INCC's capabilities, often cannot match the Company's responsiveness to customer requirements and attractive price structure.

GOVERNMENT REGULATION
---------------------

Certain aspects of the Company's operations are subject to regulation by the Federal Communications Commission ("FCC"). The FCC has the authority to regulate prices charged by inter-city common carriers. In August 1982, the FCC substantially deregulated non-facilities-based, resale carriers such as the Company, and no longer requires certification of these type of carriers or the filing of tariffs. The Company is consequently not obligated to file tariffs with the FCC for the interstate circuits it provides to customers. The Company and other such carriers will, however, still be subject to the duty to provide service upon reasonable request, as well as not to engage in discriminatory activities.

The Company's ability to provide intrastate circuits is also subject to regulation in each state by the appropriate state regulatory agency. Although the Company has no immediate plans to offer these services, it has been certified by the Colorado Public Utilities Commission to resell intrastate circuits in that state.

SALES AND MARKETING
-------------------

Internet's sales and marketing functions are currently staffed by 41 sales and marketing personnel (not including the Sound and Cable subsidiaries which are held for sale). Internet's sales representatives initially contact potential customers from referrals from other customers or by local market knowledge. Thereafter the Company is engaged to evaluate and recommend a network integration solution and network services. One of the strengths of Internet is the continuing relationships which it establishes with its customers which results in repeat business and a solid base for references.

CUSTOMERS
---------

Internet provides products and services to approximately 5,000 business, government and institutional customers, ranging from single location, single system customers to national accounts with integrated networks dispersed over a wide geographic area. No single customer accounted for more than 10% of sales in the fiscal year ended December 31, 1997.

SEASONALITY
-----------

The sales of the Company are not seasonal to any significant extent. Sales may decrease or increase at various times throughout a year due to customers delaying purchasing decisions.

BACKLOG
-------
The Company receives orders for the sale and installation of network systems and network services to be installed and provisioned in the future. As of December 31, 1997 there were orders received from various customers which are expected to account for approximately $4.4 million in future sales for the Company.

In addition, the Company has on-going contracts with customers that range from 3 months to 5 years for network management, data and voice equipment maintenance service and data circuits which provides monthly recurring revenue to the Company. The total monthly revenue provided by these contracts is approximately $765,000 per month as of December 31, 1997.

EMPLOYEES
---------

On March 16, 1998 the Company employed 178 full-time employees including 4 executive officers, 41 in sales and marketing, 102 in network operations and technical services, and 31 in accounting, administration, and other support areas. In addition, the company owns two subsidiary companies which are held for sale. These two subsidiaries employed 74 full-time employees as of the same date.

RESEARCH AND DEVELOPMENT
------------------------
Internet is primarily a network integrator and network services provider and as such is not involved in any significant research and development efforts.

LOCATIONS
---------

Internet's headquarters and principal offices are located at 7100 East Belleview Avenue, Suite 201, Greenwood Village, Colorado 80111. Its telephone number is
(303) 770-7600. The Company and its subsidiaries conduct business throughout Colorado and in Minneapolis, Minnesota.


ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Company leases under multi-year agreements approximately 73,000 square feet of office and/or office/warehouse space at lease rates ranging from $6.00 to $12.50 per square foot at locations in Greenwood Village, Colorado Springs, Pueblo, Fort Collins, Colorado and Minneapolis, Minnesota. Cable, which is held for sale, also leases a small construction yard and office at $3.37 per square foot located in Commerce City, Colorado.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Internet is not a party to, nor is any of Internet's property subject to any material legal proceedings. Internet knows of no material legal proceedings contemplated or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the two-month period ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

(a) Principal Market or Markets.  Internet's Common Stock is traded on the
    ----------------------------
NASDAQ Small-Cap Market under the symbol INCC.

The following table represents the range of high and low closing prices for the Common Stock for the eight fiscal quarters ended December 31, 1997.


                                   Quarter Ended
                    -----------------------------------------------
                    Apr-30-96   Jul-31-96   Oct-31-96   Jan-31-97
                    -----------------------------------------------
                    High  Low   High  Low   High  Low   High  Low

                    4.63  3.63  7.13  4.00  6.81  5.00  6.88  4.88


                                   Quarter Ended
                    -----------------------------------------------
                    Apr-30-97    Jul-31-97   Oct-31-97   Dec-31-97
                    -----------------------------------------------
                    High   Low   High  Low   High  Low   High  Low

                    5.56   4.13  8.88  4.63  9.50  7.31  8.00  4.56


(b) Approximate Number of Holders of Common Stock and Warrants. As of March 16,
    -----------------------------------------------------------
1998, there were 150 record holders and an additional estimated 1,500 beneficial holders of Internet's Common Stock.

(c) Dividends. Internet has paid no cash dividends on its Common Stock and has
    ----------
no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, the Company's future earnings, requirements for capital improvements and financial condition. The current loan agreement requires lender approval of dividend payments.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements. The following sections will disclose the effect of the Company's acquisitions on its financial performance. The Company acquired Interwest Communications C.S. Corporation (Interwest) and its subsidiaries on September 1, 1996. The results of operations for the period of September 1, 1996 to January 31, 1997 of Interwest are included in the results of operations of Internet.

The Company elected to change its fiscal year end to December 31 from January 31, effective January 1, 1997. References to fiscal 1996 relate to the year ended January 31, 1997. References to fiscal 1997 relate to the eleven months ended December 31, 1997.

FINANCIAL CONDITION
-------------------

The financial condition of the Company at December 31, 1997 as compared to the previous year is discussed below. All known significant trends and events in financial condition, liquidity and capital resources are also discussed below.

In April 1997, the Company received net proceeds of $2,973,000 in a private placement transaction with a related party. In exchange, the Company issued 631,579 shares of common stock and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of 5 years. The price of the shares and warrants was based on the market value at the time of the transaction.

The Company has a borrowing agreement with a lending institution which provides for a $5.0 million credit facility. At December 31, 1997, the Company had borrowed $4,390,000 against that facility. Although the Company was in default of financial performance covenants as of December 31, 1997, the lending institution waived the violations that existed as of that date. The borrowing agreement expires in September 1998.

In March 1998, the Company received $1.6 million from a related party in exchange for a convertible promissory note ("Note"), due March 1999. The Note bears interest at 10% and interest payments are due quarterly. The Note includes a conversion clause which allows conversion if the Note is not paid when due and carries a conversion price of $4.25 per common share.

Following the receipt of cash proceeds from the Note and the waiver of financial covenants from its lending institution, the Company believes that it has the capital resources necessary to continue its business operations during the foreseeable future. In March 1998, the Company made significant reductions to its cost structure by reducing its employee headcount by more than 20% (see discussion in "Subsequent Events"). In addition, the Company has announced a decision to sell two of its subsidiaries (Sound and Cable) during 1998.
Although the sale of these subsidiaries is not expected to generate significant cash proceeds, it is expected that the Company will reduce its risk of future losses by eliminating these two companies from its consolidated operating results. The Company also hopes to enter into an agreement with its lending institution to extend the current loan facility beyond September 1998 or will immediately begin discussions with other lenders to replace the credit facility. There is no assurance that the Company will be successful.

The Company's cash position has decreased from $571,000 in the prior year to $0 in the current year. The Company's current ratio decreased from 2.19 as of January 31, 1997, to .87 as of December 31, 1997. The most significant reason for the decrease in current ratio is the reclassification of the Company's bank note payable from a long-term liability at January 31, 1997 to a current liability in December 31, 1997. The reclassification is required because the note expires in September 1998.

The Company has an outstanding receivable of $620,000 at December 31, 1997, related to a project for which the Company is a subcontractor. This receivable relates to the cost of delays and inefficiencies, as a result of environmental hazards at the worksite. The Company anticipates recovering substantially all of these costs from the contractor during 1998, however there is no assurance that it will be collected. The Company is indemnified under a previous business combination for any losses resulting from this contract although there can be no assurance that the Company will collect under the indemnity agreement.

During fiscal 1997, Internet increased its investment in equipment in support of its technical operations by $995,000.

The balance of goodwill as of December 31, 1997 is $2,198,000. Goodwill represents the balance paid for an acquired entity in excess of the net assets of the acquired company prior to the acquisition. The goodwill included in the balance sheet relates principally to the acquisition of Interwest by Internet. The goodwill is being amortized over a period of 5 to 20 years.


RESULTS FROM OPERATIONS
-----------------------

As noted above, the Company changed its fiscal year end to December 31, and as a result, the current year activity includes 11 months of operating results as compared to 12 months in the previous year. Additionally, on September 1, 1996, the Company acquired Interwest and its subsidiaries and the prior year operating results includes only 5 months of Interwest activity.

In March 1998, the Company adopted a formal plan to sell its non-core business segments, consisting of Sound and Cable, as a part of the Company's strategic focus on providing integrated and high-end network systems. The segments have been presented as discontinued operations for the eleven months ended December 31, 1997 and the year ended January 31, 1997.

During fiscal 1997, the Company recorded a net loss of $4,575,000, including a $1,225,000 loss from discontinued operations, goodwill impairment of $328,000, and a loss from the sale of a subsidiary in the amount of $152,000. The loss from continuing operations before the goodwill impairment and loss from subsidiary was $2,870,000. This compares to an overall net loss in the prior year of $1,125,000 and $934,000 loss from continuing operations.

Net sales increased by $6,608,000 or 25% as compared to the prior year. The acquisition of Interwest accounted for $8,503,000 of the increase while Internet net sales (on a stand-alone basis) decreased by $1,895,000, or 11%. The primary cause for the decrease in Internet sales was the reduction in equipment sales from fiscal 1996 to fiscal 1997 (a $1,863,000 decrease). A number of factors contributed to this decrease. The prior year results included $989,000 of equipment sales from its "Indirect Sales Department" which was eliminated in early 1996. Also, the Company had been reducing its emphasis on equipment sales which do not include any recurring services. There is an intentional effort to sell "total network systems" as opposed to equipment only, which must usually be sold at lower margins because of increasing price competition. The conversion to this type of sale began in 1996 but this approach was stepped up 1997 and resulted in the decrease in equipment sales.

Cost of goods sold as a percentage of sales and the resulting gross margin percentages were not significantly different from the percentages in the prior year. The consistent gross margins from year to year is mostly attributable to the consistency of equipment and services revenue mix from fiscal 1996 (50% equipment sales as percentage of total sales) as compared to fiscal 1997 (51%).

Selling expenses were considerably higher in fiscal 1997 as compared to the prior year. As a percentage of revenue, selling expenses increased from 15% to 17%. Both Interwest and Internet (on a stand-alone basis) contributed to higher selling expenses due to the increase in sales staff and higher fixed costs for increased salaries. The Company believes that these increases can be controlled in future periods by restructuring its compensation plans and increasing its efforts to monitor the performance of individual sales representatives and taking corrective action on a more timely basis.

General and administrative ("G&A") expenses have increased both in actual dollars ($2,397,000) and as a percentage of revenue (from 16% in 1996 to 20% in 1997). The Company realized impairment of goodwill in the amount of $328,000 in the current year. The impairment was determined based on a comparison of the realizable value of the goodwill to its book basis. Another contributing factor to the increase was goodwill and intangible amortization expense which increased from $98,000 in fiscal 1996 to $406,000 in fiscal 1997.

G&A expenses also include a loss on the sale of its interest in a subsidiary company, Work Telcom Services, Inc. (WTS), in the amount of $152,000. The Company's basis in the shares of WTS was $309,000 and the shares were sold for $157,000. The Company received half of the sales price in cash and the other half in a note, secured by the shares sold, payable over five years. WTS contributed $28,000 towards the Company's loss in the current year and was considered to be non-core in its future operations.

For most of 1997, the Company did not realize the benefits of combining the two companies which was expected to occur after the acquisition of Interwest. There are ongoing efforts to reduce the overhead expenses of the Company and reduce G&A as a percentage of sales. As discussed in subsequent events, the Company reduced its staffing levels in March 1998. It is expected that this will have a positive effect in reducing its G&A expenses in future periods.

SUBSEQUENT EVENTS
-----------------

In March 1998, the Company announced that it has taken steps to brings its corporate structure in line with its corporate strategy by divesting non-core businesses and sales channels. Two subsidiaries, Sound and Cable, will be sold. In addition, the Company has re-sized its operations concentrating on areas which generate revenues and profits. As a result, 50 positions, or 21% of the Company's workforce (not including Sound and Cable) have been eliminated. In connection with this restructuring, the Company's president, Thomas C. Galley, resigned from his position as president and CEO. John M. Couzens replaces Mr. Galley as interim president and CEO. A non-recurring restructuring charge, which is expected to be not less than $500,000, will be reported in the first quarter of 1998.

Also in March 1998, the Company received $1.6 million from a related party in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. The note includes a conversion clause which allows conversion if the note is not paid when due and carries a conversion price of $4.25 per common share. Proceeds from the note will be used for working capital.

YEAR 2000
---------

In January 1997, the Company developed a plan to deal with potential Year 2000 issues and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be no more than $20,000 and will be funded through operating cash flows. The Company is expensing all costs associated with these system changes as the costs are incurred.

ITEM 7.    FINANCIAL STATEMENTS
           --------------------

           The following Financial Statements are filed as part of this Report:

                                                                  Page
                                                                  -----

          Independent Auditors' Reports                           15-16

          Consolidated Balance Sheet, December 31, 1997              17

          Consolidated Statements of Operations, For the
          Periods Ended December 31, 1997 and January 31, 1997       18

          Consolidated Statement of Stockholders' Equity,
          For the Period from February 1, 1995 through
          December 31, 1997                                          19

          Consolidated Statements of Cash Flows, For the
          Periods Ended December 31, 1997 and January 31, 1997       20

          Notes to Consolidated Financial Statements              21-32

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTERNET COMMUNICATIONS CORPORATION:


We have audited the accompanying consolidated balance sheet of Internet Communications Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the 11-month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Communications Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the 11-month period then ended in conformity with generally accepted accounting principles.



                                                KPMG PEAT MARWICK LLP


March 20, 1998
Denver, Colorado

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Internet Communications Corporation
Greenwood Village, Colorado

We have audited the consolidated balance sheet (not included herein) of Internet Communications Corporation and Subsidiaries as of January 31, 1997, and the related accompanying consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Communications Corporation and Subsidiaries as of January 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


HEIN + ASSOCIATES LLP

Denver, Colorado
May 2, 1997

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS
------
Current assets:

    Trade receivables, net of
     $318 allowance for doubtful
     accounts and sales returns            $ 4,907
    Inventory                                3,255
    Prepaid expenses and other                 328
    Costs and estimated earnings
     in excess of billings                   1,825
                                           -------
                 Total current assets       10,315

Equipment, net                               2,015
Goodwill, net                                2,198
Spares inventory                               507
Net assets of discontinued operations        2,078
Other assets, net                            1,000
                                           -------
                 Total assets              $18,113
                                           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable                          $ 4,435
    Accounts payable and accrued
     expenses                                4,706
    Billings in excess of costs
     and estimated earnings                  1,537
    Unearned income and deposits             1,125
                                           -------
                 Total current
                  liabilities               11,803

Notes payable                                  209

Deferred revenue                               117
                                            ------
                 Total liabilities          12,129

Stockholders' equity:
    Preferred stock $0.0001 par
     value, 100,000,000 shares
     authorized                                  -
    Common stock, no par value,
     20,000,000 shares
     authorized, 5,397,887
     shares issued and
     outstanding                            13,965
    Stockholders' notes                        (31)
    Accumulated deficit                     (7,950)
                                           -------
                 Total stockholders'
                  equity                     5,984

Commitments and contingencies (note 6)


                 Total liabilities and
                  stockholders' equity     $18,113
                                           =======

See accompanying notes to consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

ELEVEN MONTHS ENDED DECEMBER 31, 1997 AND
TWELVE MONTHS ENDED JANUARY 31, 1997

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                       December 31,         January 31,
                                          1997                 1997
                                          ----                 ----
Net sales:
  Equipment                             $ 16,767              13,214
  Installation                             3,977               1,550
  Network services                        12,369              11,741
                                          ------              ------
        Total sales                       33,113              26,505

Cost of sales                             23,693              18,815
                                          ------              ------
        Gross Margin                       9,420               7,690
                                          ------              ------
Operating expenses:
  Selling                                  5,722               3,995
  General and administrative               6,648               4,251
  Interest expense, net                      400                 378
                                          ------              ------
        Total expenses                    12,770               8,624
                                          ------              ------
Loss from continuing operations           (3,350)               (934)
Discontinued operations -
  loss from operations                    (1,225)               (191)
                                          ------              ------
Net loss                                 $(4,575)             (1,125)
                                          ======              ======
Loss per share - basic and diluted:
  Weighted average common shares
   outstanding                             5,216               3,371
  Loss from continuing operations        $ (0.64)              (0.28)
  Loss from discontinued opertions       $ (0.24)              (0.05)

        Net loss                         $ (0.88)              (0.33)

See accompanying notes to consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 31, 1996 TO DECEMBER 31, 1997
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                          Common stock
                                                       -------------------     Stockholders'   Accumulated
                                                        Shares     Amount         notes          deficit       Total
                                                       ---------  --------    --------------     --------     -------
BALANCES, JANUARY 31, 1996                             2,400,686   $ 5,198               (31)      (2,250)      2,917

     Stock options exercised                               6,500        20                 -            -          20
     Stock issued in connection with purchase of
       Interwest                                       2,306,541     5,480                 -            -       5,480
     Stock issued in connection with purchase of
       Paragon                                            25,000       113                 -            -         113
     Net loss                                                  -         -                 -       (1,125)     (1,125)
                                                       ---------  --------    --------------     --------     -------

 BALANCES, JANUARY 31, 1997                            4,738,727    10,811               (31)      (3,375)      7,405

     Stock options exercised                               8,333        41                 -            -          41
     Stock issued in connection with purchase of          12,570       100                 -            -         100
       Pueblo
     Stock issued in connection with private             631,579     2,973                 -            -       2,973
       placement, net
     Stock issued to directors and advisors                6,678        40                 -            -          40
     Net loss                                                                              -       (4,575)     (4,575)
                                                       ---------  --------    --------------     --------     -------

BALANCES, DECEMBER 31, 1997                            5,397,887   $13,965               (31)      (7,950)      5,984
                                                       =========  ========    ==============     ========     =======


  See accompanying notes to consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1997 AND
TWELVE MONTHS ENDED JANUARY 31, 1997
--------------------------------------------------------------------------------

                                                                                        December 31,      January 31,
                                                                                            1997             1997
                                                                                        ------------      -----------
Cash flows from operating activities:
 Net Loss from continuing operations                                                        $ (3,350)           (934)
 Adjustments to reconcile income from continued operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                             1,469             932
     Allowance for doubtful accounts and sales returns                                           318              61
     Goodwill impairment                                                                         259               -

 Changes in operating assets and liabilities, net of effect from disposition of businesses:
     Trade receivables                                                                         1,567          (2,149)
     Inventory                                                                                (1,035)            942
     Spares inventory                                                                            (95)            (82)
     Prepaid expenses and other                                                                  270             127
     Costs and estimated earnings in excess of billings                                       (1,114)              -
     Accounts payable and accrued expenses                                                       762          (2,187)
     Billings in excess of costs and estimated earnings                                        1,537               -
     Deferred revenue and extended warranty                                                      144             147
                                                                                            --------          ------

       Net cash provided by (used in) operating activities of continued operations               732          (3,143)

       Net cash provided by (used in) operating activities of discontinued operations         (2,181)          1,255


Cash flows from investing activities:
 Capital expenditures                                                                           (995)           (682)
 Cash acquired through business acquisitions                                                       -              78
                                                                                            --------          ------
       Net cash used in investing activities of continued operations                            (995)           (604)

Cash flows from financing activities:
 Proceeds from debt                                                                           11,766           6,567
 Repayment of debt                                                                           (12,906)         (2,561)
 Repayment of advances from related party                                                          -          (1,436)
 Proceeds from sale of stock, net                                                              3,013              20
                                                                                            --------          ------

       Net cash provided by financing activities of continued operations                       1,873           2,590
                                                                                            --------          ------

 Increase (decrease) in cash and cash equivalents                                               (571)             98

Cash and cash equivalents, at beginning of period                                                571             473
                                                                                            --------          ------

Cash and cash equivalents, at end of period                                                 $      -             571
                                                                                            ========          ======

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                                           391             316
Supplemental disclosure of significant non-cash investing and financing activities:
Issuance of stock to directors and advisors                                                       40               -
Issuance of stock for acquisitions                                                               100           5,593


See accompanying notes to consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1997
--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Internet Communications Corporation (the Company). The Company acquired the outstanding common stock of Interwest Communications Corporation, C.S. (Interwest) effective September 1, 1996, as more fully described in note 2. After the acquisition of Interwest, the Company became 46% controlled by Interwest Group. The Company is a wide and local area integrator of data and tele-communications equipment installation, services and carrier circuits.

     In April 1997, the Company issued 631,579 shares of common stock for $3,000,000 and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of 5 years to Interwest Group. After the purchase, Interwest Group owns 52% of the Company.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary Interwest; its 97% subsidiary, Interwest Cable Network Systems, Inc. (Cable); its 80% subsidiary, Omega Business Communications Services, Inc. (Sound). The minority interests of the above subsidiaries are owned by the respective managers of each company and one of the managers has the option to acquire a stated number of additional shares at a specified price, but the manager would still own less than 50% of their respective entity. No minority interests in the losses of these subsidiaries has been recognized because the related minority interest liabilities have been reduced to zero. All material intercompany transactions and amounts have been eliminated in consolidation.

     CHANGE IN FISCAL YEAR END

     The Company has elected to change its fiscal year end to December 31 from January 31, effective February 1, 1997. References to fiscal year 1996 relate to the year ended January 31, 1997.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Company may deposit funds in a financial institution in excess of amounts insured by the Federal Deposit Insurance Corporation.

     CONCENTRATIONS OF CREDIT RISK

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Substantially all of the Company's accounts receivable result from data and telecommunications hardware sales and related services. Historically, credit losses incurred by the Company have not been significant. The Company's activities are primarily located in the State of Colorado, however, activities are conducted throughout the United States.

     INVENTORY

     Inventory, which consists of finished goods (communications equipment), is stated at average cost. Spares inventory consists of finished parts used in servicing customer maintenance contracts and is depreciated over a five-year period. These amounts are stated at the lower of cost or market and a provision is provided for expected obsolescence.

     EQUIPMENT

     Equipment is stated at cost, and depreciation is calculated on a straight-line basis over the estimated useful lives of these assets generally five to seven years. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is reflected in operations.

     Equipment consisting of the following at December 31, 1997 (in thousands):


        Telecommunications equipment              $ 2,338
        Office furniture and equipment              2,159
        Transportation equipment                       60
        Leasehold improvements                        482
                                                  -------
                                                    5,039
        Less accumulated depreciation and
        amortization                               (3,024)
                                                  -------
                              Total furniture     $ 2,015
                              and equipment       =======

     REVENUE RECOGNITION

     Most of the Company's contracts are short-term. For contract revenue, the Company utilizes the percentage-of-completion method under which revenues are recognized by measuring the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and tools.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Operating costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     Revenue on maintenance contracts is recognized over the term of the agreement. Unearned income represents the current month's advance billings and revenue received in advance for services under contract. These amounts will be recognized as revenue when earned. Commissions paid in advance are expensed over the term of the related noncancelable service agreements.

     INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     OTHER ASSETS

     The excess of the purchase price over the net amount acquired recorded in the acquisition of Interwest is recorded as goodwill. Goodwill is being amortized on a straight-line basis over a period of 20 years.
     Accumulated amortization at December 31, 1997 is approximately $360,000.

     Other assets is comprised primarily of noncompete agreements and purchased customer lists which are being amortized on a straight-line basis over five years. At December 31, 1997, the related accumulated amortization is approximately $292,000.

     The amortization expense for the eleven months ended December 31, 1997 and the year ended January 31, 1997 for the above intangibles was approximately $406,000 and $98,000, respectively.

     USE OF ESTIMATES

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's consolidated financial statements are based on a number of significant estimates, including the percentage of completion on projects in progress at year-end which is the basis for the calculation of revenue earned for these projects. The Company's estimates to complete are determined by management for all projects in process at year-end and could

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     change as future information becomes available. Management believes it is reasonably possible that there will be changes to total revenues and expenses on projects in process at year-end through change orders that will affect these projects ultimate profitability.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At December 31, 1997, the Company believes the carrying values of its receivables, notes payables and accounts payable approximate their estimated fair values.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, in accordance with Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future.

     STOCK-BASED COMPENSATION

     In fiscal 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting a new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting method prescribed by SFAS 123 for employee stock compensation, and is subject only to the disclosure requirements prescribed by SFAS 123. Adoption of SFAS 123 has no effect on the Company's consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     LOSS PER SHARE

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the 11 months ended at December 31, 1997 and the year ended January 31, 1997, as all of the Company's potentially dilutive securities were anti-dilutive during these periods.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentations. Such reclassifications has no effect on net income.

(2)  ACQUISITIONS

     In September 1996, the Company acquired the outstanding common stock of Interwest through the issuance of 2,306,541 shares of its common stock, which was valued at approximately $5,480,000. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the net liabilities acquired of approximately $2,162,000 is being amortized over a period not to exceed 20 years.

     Additionally, in October 1996, the Company purchased the assets of another entity for 25,000 shares of the Company's common stock and accounted for the acquisition under the purchase method of accounting.

     During 1997, the Company acquired its remaining interest in Interwest Communications Pueblo Corporation for 12,500 shares of common stock, valued at $100,000. Any pro-forma results of operations are immaterial to the consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(3)  CONTRACTS IN PROGRESS

     Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements are as follows (in thousands):

        Costs incurred on uncompleted contracts    $5,879
        Estimated earnings                          1,790
                                                   ------
                                                    7,669
        Less:  Billings to date                     7,381
                                                   ------
                                                   $  288
                                                   ======
        Included in the accompanying balance
        sheet accounts under the following
         captions:
          Costs and estimated earnings in excess
           of billings                             $1,825
          Billings in excess of costs and
           estimated earnings                       1,537
                                                   ------
                                                   $  288
                                                   ======

     The Company has entered into various contracts for the installation of wide-area and local-area voice and data networks. Progress billings are made to customers upon contract acceptance and completion of certain milestones. The Company expects to bill and collect all costs and estimated earnings in excess of billings as of December 31, 1997 in 1998.

(4)  GOODWILL

     In the fourth quarter of 1997, the Company recognized a goodwill impairment of $746,000 which is directly associated with discontinued operations (note
     9). The goodwill is related to two of the Company's non-core business segments which the Company's Board of Directors have adopted a plan to sell during 1998.

     In addition, during the fourth quarter of 1997, the Company recognized a goodwill impairment of $259,000, which is recorded in general and administrative expenses. The goodwill relates to a 1996 purchase business combination and was determined to have been impaired because the purchased business was generating recurring operating losses and key employees were transferred to other operating units of the Company.

(5)  NOTES PAYABLE

     In April 1997, the Company renegotiated its credit facility. The new facility consists of a line-of-credit for $5,000,000 with interest at prime plus 1/2% (totaling 9% at December 31, 1997) and a $450,000 facility to support a performance bond which will expire upon the release of the bond. As of December 31, 1997, there was $4,390,000 outstanding under the line-of-credit and there was no balance committed under the performance bond. The line-of-credit is collateralized by accounts receivable and inventory and expires in September 1998, but may be extended for an additional year at sole discretion of the financial institution. As of December 31, 1997, the Company was not in compliance with certain covenants to its credit facility, however, such covenants have been waived as of December 31, 1997 through the expiration of the credit facility. Pursuant to

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     the waiver granted by the Company's lender, the Company and its lender must agree to the terms of an amendment to the credit facility to incorporate monthly cash flow covenants for the periods from May 1998 through August 1998, by April 15, 1998.

     The Company also has various notes payable agreements with various individuals totaling approximately $254,000 at December 31, 1997. In general, these notes are unsecured, however, a few are collateralized by certain equipment and vehicle of the Company. Interest accrues on these notes at between approximately 7% and 14% per annum.

     Future debt maturities as of December 31, 1997 are as follows (in thousands):


        1998           $4,435
        1999              126
        2000               58
        2001               25
                       ------

                       $4,644
                       ======

(6)  COMMITMENTS AND CONTINGENCIES

     The Company leases office space, equipment and vehicles under noncancelable operating leases. Total rental expense for the eleven months ended December 31, 1997 and the year ending January 31, 1997 was $929,945 and $688,000, respectively. The total minimum rental commitments as of December 31, 1997 are as follows (in thousands):

        1998           $  876
        1999              768
        2000              711
        2001              616
        2002              338
        Thereafter
                       ------
                       $3,309
                       ======

     The Company also leases telecommunications circuits under noncancelable leases. The Company subleases these circuits to its customers as part of its normal operations. Minimum commitments under these agreements total approximately $1,275,000 for fiscal 1998, $1,500,000 for fiscal 1999 and 2000, $1,100,000 for fiscal 2001, and only minimal commitments thereafter.

     The Company has an outstanding receivable of $620,000 at December 31, 1997, related to a project for which the Company is a subcontractor. This receivable relates to the cost of delays and inefficiencies, as a result of environmental hazards at the worksite. The Company anticipates recovering substantially all of these costs from the contractor during 1998. The Company is indemnified by Interwest Group under a previous business combination for any losses resulting from this contract.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY

     The Company has authorized 100,000,000 shares of preferred stock, which may be issued in series and with such preferences as determined by the Company's Board of Directors. As of December 31, 1997, no preferred stock has been issued.

     During the fiscal year 1996, the Company adopted, and the stockholders approved, an Incentive Stock Plan (Plan), that authorizes the issuance of up to 875,000 shares of common stock. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and stock purchase rights or a combination thereof.

     Incentive stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more that 10% common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed ten years.

     During the fiscal year 1996, the Company also adopted the Non Employee Directors' Stock Option Plan (Outside Directors' Plan), which provides for the grant of stock options to non-employee directors of the Company and any subsidiary. An aggregate of 40,000 shares of common stock are reserved for issuance under the Outside Directors' Plan. The exercise price of the options will be the fair market value of the stock on the date of grant. Outside directors are automatically granted options to purchase 10,000 shares initially and an additional 2,000 shares for each subsequent year that they serve. All options granted vest over a 3-year period from the date of the grant.

     The following is a summary of activity under these stock option plans for the eleven months ended December 31, 1997 and the year ended January 31, 1997:


                                        Eleven months ended
                                         December 31, 1997      Year ended January 31, 1997
                                    --------------------------  ---------------------------
                                                   Weighted                     Weighted
                                    Number of      average       Number of       average
                                      shares    exercise price    shares     exercise price
                                    ----------  --------------   ----------  --------------
Outstanding, beginning of period     659,844      $4.18           296,800      $3.44
  Granted                            221,800       5.52           686,344       4.10
  Exchanged                              -           -           (217,900)      3.20
  Exercised                           (8,333)      4.95            (6,500)      3.00
  Forfeitures                        (40,867)      4.53           (98,900)      4.20
                                     -------                     --------

Outstanding, end of period           832,444       4.62           659,844       4.18
                                     =======                     ========

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY (CONTINUED)

     The following tables summarize certain information about the Company's stock options at December 31, 1997.


                             Options outstanding
       -------------------------------------------------------------
                                           Weighted         Weighted
         Range of       Number of          average          average
         exercise      outstanding        remaining         exercise
          prices         options       contractual life      price
       ------------    -----------     ----------------     --------
        $3.75-4.13       444,844            8.2 years         $3.88
         4.81-6.25       364,100            9.0                5.27
         7.88-8.88        23,500            9.7                8.36
                       -----------
         3.75-8.88       832,444            8.6                4.62
                       ===========

                             Options exercisable
       -------------------------------------------------------------
                                                            Weighted
         Range of       Number of                           average
         exercise        options                            exercise
          prices       exercisable                           price
       ------------    -----------                          --------
        $3.75-4.13       222,422                              $3.88
         4.81-6.25       140,776                               5.33
         7.88-8.88         5,875                               8.36
                       -----------
         3.75-8.88       369,073                               4.51
                       ===========


     PRO FORMA STOCK BASED COMPENSATION DISCLOSURES

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost was recognized for grants of options during the eleven months ended December 31, 1997 and year ended January 31, 1997 to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value method described in SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

                                                  Eleven months
                                                      ended        Year ended
                                                  December 31,     January 31,
                                                      1997            1997
                                                  ------------     ----------
        Net loss applicable to common
          shareholders:
            As reported                                $(4,575)        (1,125)
            Pro forma                                   (5,612)        (1,803)

        Net loss per common share - basic and
          diluted:
            As reported                                  (0.88)         (0.33)
            Pro forma                                    (1.08)         (0.53)


     The weighted average fair value of options granted in the eleven months ended December 31, 1997 and the year ended January 31, 1997 on the date of grant was estimated to be $4.05 and $2.98, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                  Eleven months
                                                      ended        Year ended
                                                  December 31,     January 31,
                                                      1997            1997
                                                  ------------     ----------
        Expected volatility                             57%             83%
        Risk-free interest rate                          6%              7%
        Expected dividends                               -               -
        Expected terms (in years)                       10               5


(8)  INCOME TAXES

     Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes.

     At December 31, 1997, these differences consist of the following (in thousands):


        Income tax loss carryforward                   $ 2,401
        Allowance on assets                                263
        Deferred revenue                                    53
        Depreciation expense                               258
        Other                                               40
                                                       -------
                                                         3,015
        Less valuation allowance                        (3,015)
                                                       -------
                Net                                    $    -
                                                       =======

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     The Company did not recognize tax benefits in 1997 and 1996 due to increases in the valuation allowance for deferred tax assets in those periods. The valuation allowance for deferred tax assets increased from $952,000 at January 31, 1997 to $3,267,000 at December 31, 1997, due
     primarily to an increase in the Company's net operating loss carryforwards.

     As of December 31, 1997, the Company has income tax loss carryforwards of approximately $6,436,000 which expire in the years 2006 through 2012. The utilization of the majority of these net operating loss carryforwards have been restricted because of ownership changes. These restrictions limit the amount of utilizable net operating loss carryforwards each year.

(9)  EMPLOYEE SAVING PLANS

     The Company provides two separate savings plans to its' employees: (1) the Internet Communications Employee Retirement Savings Plan and Trust, and (2) the Interwest Communications Employee Thrift Retirement Plan.

     The Internet Communications Employee Retirement Savings Plan and Trust permits employees to make contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. This plan covers substantially all of the pre-merger Internet Communications Corporation employees who have been employed with the Company for six months and are at least 21 years of age. The Company may also make additional cash contributions at the discretion of the Board of Directors. Employees are fully vested in employer contributions after they complete six years of service. There were no Company contributions for the 11 month period ended December 31, 1997 or for the year ended January 31, 1997.

     The Interwest Communications Employee Thrift Retirement Plan permits employees to make contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. This plan covers substantially all of the pre-merger Interwest Communications Corporation employees who have been employed with the Company for one year and are at least 21 years of age. Each employees contribution up to a maximum of 10% is matched 50% by the Company. The Company may also make additional cash contributions at the discretion of the Board of Directors. Employees are fully vested in
     employer contributions after they complete six years of service.   Company
     contributions charged against income for the 11 month period ended December 31, 1997 and for the year ended January 31, 1997 were $97,689 and $44,675, respectively.

     Effective January 1, 1998, the Company adopted a new 401(k) plan. The new plan will merge the two existing plans together.

(10) DISCONTINUED OPERATIONS

     In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments, consisting of Sound and Cable, as a part of the Company's strategic focus on providing integrated and high-end network systems. The Segments have been accounted for as discontinued operations in accordance with APB 30 for the 11

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

     months ended December 31, 1997 and year ended January 31, 1997, which among other provisions, requires the plan of disposal to be carried out within one year (the Divestiture Period). Remaining assets and liabilities of Sound and Cable, primarily consist of accounts receivable and accounts payable. Summarized results of Sound and Cable for the last two years are as follows (dollars in thousands):


                                     Sound             Cable
                                --------------    --------------
                                 1997     1996     1997     1996
                                -----    -----    -----    -----
        Loss from operations    $ 476       69      749      122


     The January 31, 1997 consolidated financial statements have been restated to conform with December 31, 1997 presentation.

(11) RELATED PARTY TRANSACTIONS

     The Company has entered into certain transactions in the normal course of business with related parties. As of December 31, 1997, the Company had outstanding related party receivables of $448,000, which are included in trade receivables, and related party payables of $129,000 which are included in accounts payable and accrued expenses.

(12) SUBSEQUENT EVENT

     Subsequent to year end, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Hein + Associates LLP served as independent accountant for the Company for the years ended January 31, 1996 and 1997. On September 15, 1997, the Company's Board of Directors on the recommendation of its Audit Committee selected KPMG Peat Marwick LLP to serve as its independent accountant with respect to subsequent periods. The Board of Director's failure to select Hein + Associates LLP as the Company's independent accountants constitutes their being "dismissed" as such term is used in Item 304 of Regulation S-K, under the Securities Act of 1933, as amended.

Hein + Associates LLP's reports on the Company's financial statements for the years ended January 31, 1996 and 1997 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles. During the years ended January 31 1996 and 1997 or for any subsequent interim period, the Company has not had any disagreement with Hein + Associates LLP on any matter of accounting principles, financial statement disclosure, or auditing scope or procedures which disagreement if not resolved to the satisfaction of Hein + Associates LLP, would have caused Hein + Associates LLP to make reference to the subject matter of the disagreement in connection with its report.

                                   PART III

The information required by Part III, Items 9, 10, 11 and 12 of Form 10-KSB is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held in May 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits:

Exhibit
 No.            Exhibit                      Location

 3.1            Corporate Bylaws             Incorporated by reference to
                                             Exhibit No. 3.1 to the
                                             Registrant's Form S-18
                                             Registration Statement No.
                                             33-24299-D

 3.2            Restated Articles of         Filed Herewith
                Incorporation filed with
                the Colorado Secretary of
                State on January 23, 1998

10.1            Non-Compete Agreement        Incorporated by reference to
                between Thomas C. Galley     Registrant's Form 10-K dated
                and Internet                 January 31, 1992, File No. 0-19578
                Communications Corporation
                dated December 23, 1991

10.2            Non-Compete Agreement        Incorporated by reference to
                between Arnell J. Galley     Registrant's Form 10-K dated
                and Internet                 January 31, 1992, File No. 0-19578
                Communications Corporation
                dated December 23, 1991

10.3            Non-Compete Agreement        Incorporated by reference to
                between Paul W. Greiving     Registrant's Form 10-K dated
                and Internet                 January 31, 1992, File No. 0-19578
                Communications Corporation
                dated December 23, 1991

10.4            Executive Employment         Incorporated by reference to
                Agreement between Thomas     Registrant's Form 10-KSB

                C. Galley and Internet       dated January 31, 1995, File
                Communications Corporation   No. 0-19578
                dated May 1, 1994

10.5            Buy-Sell Agreement between   Incorporated by reference to
                Thomas C. Galley and         Registrant's Form 10-KSB dated
                Internet Communications      January 31, 1995, File No. 0-19578
                Corporation dated May 1
                1994

10.6            Share Exchange Agreement,    Incorporated by reference to
                Stock Registration           Registrant's Form 8-K dated May
                Agreement, and Loan          29, 1996, File No. 0-19578
                Agreement dated May 29,
                1996, between Internet
                Communications Corporation
                and Interwest Group

10.7            1995 Non-employee Director   Incorporated by reference to
                Stock Option Plan, dated     Registrant's definitive proxy,
                September 12, 1996           dated August 12, 1996, File No.
                                             0-19578

10.8            1996 Incentive Stock Plan,   Incorporated by reference to
                dated September 12, 1996     Registrant's definitive proxy,
                                             dated August 12, 1996, File No.
                                             0-19578

10.9            1996 Incentive Stock Plan,   Incorporated by reference to
                dated September 12, 1996     Registrant's definitive proxy
                (as amended September 1996)  dated May 30, 1997

10.10           1995 Non-employee Director   Incorporated by reference to
                Stock Option Plan, dated     Registrant's Form S-8 dated
                September 12, 1996 (as       September 8, 1997
                amended)

10.11           Convertible Promissory       Filed herewith
                Note dated March 20, 1998
                in the amount of $1,600,000

22.1            Subsidiaries of the          Incorporated by reference to
                Registrant                   Exhibit 22.1 to Registrant's
                                             Report on Form 10-K for the year
                                             ended January 31, 1997, File No.
                                             33-24299

23.1            Consent of KPMG Peat
                Marwick LLP                  Filed herewith

27              Financial Data Schedule      Filed herewith

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarterly period ending December 31, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNET COMMUNICATIONS CORPORATION
                                    -----------------------------------
                                    (Registrant)



Date:  March 30, 1998               By:  /s/  John M. Couzens
                                         ------------------------------
                                         John M. Couzens, President and
                                         Principal Executive Officer

In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 30, 1998               By:  /s/  John M. Couzens
                                         ------------------------------
                                         John M. Couzens, President and
                                         Principal Executive Officer


Date:  March 30, 1998               By:  /s/  Paul W. Greiving
                                         ------------------------------
                                         Paul W. Greiving, Chief
                                         Financial Officer and Chief
                                         Accounting Officer


Date:  March 30, 1998               By:  /s/  John M. Couzens
                                         ------------------------------
                                         John M. Couzens, Director


Date:  March 30, 1998               By:  /s/  Thomas C. Galley
                                         ------------------------------
                                         Thomas C. Galley, Director


Date:  March 30, 1998               By:  /s/  Craig D. Slater
                                         ------------------------------
                                         Craig D. Slater, Director


Date:  March 30, 1998               By:  /s/  Peter A. Guglielmi
                                         ------------------------------
                                         Peter A. Guglielmi, Director


Date:  March 30, 1998               By:  /s/  William J. Maxwell
                                         ------------------------------
                                         William J. Maxwell, Director