Form 10-Q
period 1998-03-31
INTERNET COMMUNICATIONS CORP
filed 1998-05-15
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


            FORM  10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR (15)D
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 1998
                               --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 0-19578
                       -------



                      INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           COLORADO                                            84-1095516
-------------------------------                            ---------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               identification No.)

7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO      80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (303) 770-7600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes      [_] No



AT MAY 8, 1998, 5,458,437 SHARES OF COMMON STOCK, NO PAR VALUE, WERE
OUTSTANDING.

Page 1 of 12 pages.

                      INTERNET COMMUNICATIONS CORPORATION


                                     INDEX

                                                                                  PAGE
                                                                                  ----
                Form 10-Q Cover Page                                               1

                Index Page                                                         2

     Part I     Condensed Consolidated Balance Sheets                              3
                March 31, 1998 and December 31, 1997

                Condensed Consolidated Statements of Operations                    4
                Three months ended March 31, 1998 and April 30, 1997

                Condensed Consolidated Statements of Cash Flows                    5
                Three months ended March 31, 1998 and April 30, 1997

                Notes to Condensed Consolidated Financial Statements               6

                Management's Discussion and Analysis of Financial                  7
                Condition and Results of Operations

     Part II    Other Information

                Item 1 - Legal Proceedings                                         11

                Item 2 - Changes in Securities and use of Proceeds                 11

                Item 3 - Defaults upon Senior Securities                           11

                Item 4 - Submission of Matters to a Vote of                        11
                Security Holders

                Item 5 - Other Information                                         11

                Item 6 - Exhibits and Reports on Form 8-K                          11

                Signature Page                                                     12

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, Except Share and Per Share Amounts)

                                                                              March 31,         December 31,
                                                                                1998                1997
                                                                            (Unaudited)
                                                                         ----------------    ----------------
ASSETS

Current Assets:

     Trade receivables, net of allowance for doubtful
      accounts and sales returns                                                 $  6,320               4,907
     Inventory                                                                      3,301               3,255
     Prepaid expenses and other                                                       425                 328
     Costs and estimated earnings in excess of billings                             1,291               1,825
                                                                         ----------------    ----------------
         Total current assets                                                      11,337              10,315

Equipment, net                                                                      1,805               2,015
Goodwill, net                                                                       2,162               2,198
Spares inventory                                                                      472                 507
Net assets of discontinued operations                                               1,394               2,078
Other, net                                                                            908               1,000
                                                                         ----------------    ----------------

         Total assets                                                            $ 18,078              18,113
                                                                         ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                               $  6,639               4,435
     Accounts payable and accrued expenses                                          6,253               4,706
     Billings in excess of costs and estimated earnings                             1,150               1,537
     Unearned income and deposits                                                     992               1,125
                                                                         ----------------    ----------------
         Total current liabilities                                                 15,034              11,803

Notes Payable and other long term obligations                                         429                 209
Deferred Revenue                                                                      184                 117
                                                                         ----------------    ----------------
         Total liabilities                                                         15,647              12,129

Stockholders equity:
     Common stock, no par value                                                    13,965              13,965
     Stockholders' notes                                                              (31)                (31)
     Accumulated deficit                                                          (11,503)             (7,950)
                                                                         ----------------    ----------------
         Total stockholders' equity                                                 2,431               5,984
                                                                         ----------------    ----------------

         Total liabilities and stockholders' equity                              $ 18,078              18,113
                                                                         ================    ================

See accompanying notes to these condensed financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, Except Share and Per Share Amounts)


                                                                     For the three months ended
                                                                     --------------------------
                                                                   March 31,               April 30,
                                                                     1998                    1997
                                                                  (Unaudited)             (Unaudited)
                                                              ------------------       ---------------
Net sales:
    Equipment                                                         $    3,645                 4,207
    Installation                                                             867                 1,213
    Services                                                               3,722                 3,269
                                                              ------------------       ---------------
       Total sales                                                         8,234                 8,689

Cost of sales                                                             (5,993)               (6,022)
                                                              ------------------       ---------------

       Gross margin                                                        2,241                 2,667
                                                              ------------------       ---------------

Operating expenses:
    Selling                                                                1,710                 1,520
    General and administrative                                             1,911                 1,457
    Restructuring                                                          1,608                    --
    Interest expense, net                                                    122                   143
                                                              ------------------       ---------------

       Total expenses                                                      5,351                 3,120
                                                              ------------------       ---------------

Loss from continuing operations                                           (3,110)                 (453)

Discontinued operations --
    Loss from operations                                                    (206)                 (190)
    Estimated loss on disposal                                              (237)                   --
                                                              ------------------       ---------------
Net loss                                                              $   (3,553)                 (643)
                                                              ==================       ===============

Loss per share basic and diluted:
    Weighted average common shares outstanding                         5,398,000             4,756,000

    Loss from continuing operations                                      $ (0.58)               $(0.10)
    Loss from discontinued operations                                    $ (0.08)               $(0.04)
       Net loss                                                          $ (0.66)               $(0.14)

See accompanying notes to these condensed financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Except Share and Per Share Amounts)

                                                                                             For the three months ended
                                                                                             --------------------------
                                                                                        March 31,                    April 30,
                                                                                          1998                         1997
                                                                                      (Unaudited)                   (Unaudited)
                                                                                   ----------------              ----------------
Cash flows from operating activities:
   Net loss from continuing operations                                                      $(3,110)                         (453)
   Adjustments to reconcile net loss from continued operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                           352                           358
        Allowance for doubtful accounts and sale returns                                         36                            67
        Changes in operating assets and liabilities:
         (Increase) decrease in:
             Receivables- net                                                                (1,449)                        1,254
             Inventory                                                                          (46)                       (1,371)
             Prepaid expenses and other                                                         (23)                          458
             Costs in excess of billings and estimated earnings                                 534                           (97)
         Increase (decrease) in:
             Accounts payable                                                                 1,343                           645
             Unearned income                                                                    (66)                          (10)
             Accrued expenses                                                                   444                           332
             Billings in excess of costs and estimated earnings                                (387)                           --
                                                                                   ----------------              ----------------
         Net cash provided by (used in) operating activities                                 (2,372)                        1,183
         Net cash provided by (used in) operating activities of
          discontinued operations                                                               241                          (630)

Cash flows from investing activities:
   Capital expenditures                                                                         (53)                         (166)
                                                                                   ----------------              ----------------
         Net cash used in investing activities                                                  (53)                         (166)


Cash flows from financing activities:
   Proceeds from sale of common stock                                                            --                         3,000
   Expenses from sale of common stock                                                            --                          (150)
   Repayment of debt                                                                         (2,241)                       (2,958)
   Proceeds from debt                                                                         4,425                            --
                                                                                   ----------------              ----------------
         Net cash provided by (used in) financing activities                                  2,184                          (108)
                                                                                   ----------------              ----------------

Increase (decrease) in cash:                                                                     --                           279
Cash, beginning of period                                                                        --                           643
                                                                                   ----------------              ----------------

Cash, end of period                                                                              --                           922
                                                                                   ================              ================

See accompanying notes to these condensed financial statements.

                      INTERNET COMMUNICATIONS CORPORATION


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION
          ---------------------

The financial statements included herein have been prepared by Internet Communications Corporation ("Internet" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

CHANGE IN FISCAL YEAR END

The Company elected to change its fiscal year end to December 31 from January 31, effective February 1, 1997. References to the first quarter of 1997 relate to the three month period ended April 30, 1997.

DISCONTINUED OPERATIONS

In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments ("Segments"). The Segments have been accounted for as discontinued operations in accordance with APB 30. Remaining assets and liabilities of the Segments referred to as Omega Business Communications Services, Inc. ("Omega") and Interwest Cable Network Systems, Inc. ("ICNS"), primarily consist of accounts receivable and accounts payable. The April 30, 1997 consolidated financial statements have been restated to conform with the March 31, 1998 presentation.

                      INTERNET COMMUNICATIONS CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
----------------------------------------------------------------------
SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------

This 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL RESOURCES

In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share. Proceeds from the note were used for working capital.

The Company has a borrowing agreement with a lending institution which provides for a $5.0 million credit facility. At March 31, 1998, the Company had borrowed $5,000,000 against the facility. The borrowing agreement expires in September 1998. The Company's intention is to renew the line of credit with the bank, however, there is no assurance that the Company will be successful.

LIQUIDITY

During the first quarter of 1998 the Company experienced a deterioration of its liquidity position. The Company's liquidity problem was due to a significant increase in accounts receivable and an increase in inventory, resulting in the Company extending the time in which it paid its vendors. A number of factors contributed to the above mentioned problems including the Company's high cost structure, the management information system conversion undertaken by the Company in January and inventory procurement issues. The high cost structure of the Company was addressed in March when the Company announced a restructuring which included divesting of non-core businesses and sales channels and re-sizing its operations to concentrate on areas which generate recurring revenue and profits. The conversion of the primary management information system in January created problems in order entry, materials management, contracts management, labor utilization, customer invoicing and receivable collections. The inability to invoice customers on a timely basis added to the Company's liquidity problem. The Company is addressing the above mentioned conversion issues including those related to invoicing and collection. Management expects to have the billing and collections issues solved by the end of the second quarter. The increase in inventory is due in part to a lack of effective policies and procedures for the procurement of materials in one of the purchasing organizations of the Company. Since the restructuring, the separate purchasing organizations have been combined into one department and have adopted consistent policies and procedures for materials procurement so as to avoid this problem in the future.

The liquidity problem was partially alleviated by the $1.6 million cash received from the issuance of a convertible promissory note issued to a related party, as discussed above. The Company believes that as a result of the streamlining of its corporate operations, which include the reduction of corporate overhead and the elimination of the discontinued operations, the Company will generate positive cash flows from its operating activities.

The Company incurred capital expenditures of $53,000 during the quarter ended March 31, 1998. There are no material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.


RESULTS OF OPERATIONS:
----------------------

For the quarter ended March 31, 1998, the Company recorded a loss from continuing operations of $3,110,000, which included a restructuring provision of $1,608,000, versus a loss from continuing operations of $453,000 for the quarter ended April 30, 1997. In addition, the Company recorded a loss from discontinued operations of $206,000 and an estimated loss on disposal of the discontinued operations of $237,000. The discontinued operations had a loss of $190,000 for the quarter ended April 30, 1997.

RESTRUCTURING

In March, 1998, the Company announced a restructuring plan aimed principally at tightening the strategic focus on the data communications network service market. Management determined the Company had over-extended resources in the Rocky Mountain region and had evolved into an overly complex organization. Accordingly, the number of departments was reduced and 50 employees were separated from the Company, representing 21% of the Company's workforce (excluding discontinued operations). The personnel reductions were largely in the sales department and the administration department. In addition, during the fourth quarter of the fiscal year ended December 31, 1997, the Company had launched an entirely separate wholesale engineering services business. The closure of this entity was integral to the restructuring.

In conjunction with the restructuring, Thomas C. Galley resigned from his position as president and CEO. John M. Couzens replaced Mr. Galley as president and CEO on an interim basis. Mr. Couzens was the president and CEO of Interwest Communications Corporation at the time of the merger with the Company.

These restructuring actions resulted in the Company recognizing an expense for the three months ended March 31, 1998 in the amount of $1,608,000. The restructuring expense is comprised of several items, including: employee severance, reduction in manufacturers' product lines, closure of the wholesale engineering services company, and consolidation of facilities. The restructuring expenses are detailed in the following table:

          DESCRIPTION                                              AMOUNT
          -----------                                              ------
          Employee Severance                                   $  653,000
          Product Line Reduction                                  409,000
          Closure of Wholesale Engineering Company                274,000
          Facilities Consolidation                                229,000
          Other                                                    43,000
                                                               ----------
               TOTAL                                           $1,608,000
                                                               ==========

DISCONTINUED OPERATIONS

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The Segments have been accounted for as discontinued operations in accordance with APB 30 for the three months ended March 31, 1998 and April 30, 1997. The remaining assets and liabilities of the Segments at March 31, 1998 primarily consisted of accounts receivable and accounts payable.

Summarized results of Omega and ICNS for the quarters ending March 31, 1998 and April 30, 1997 are as follows:

                                                         OMEGA                            ICNS
                                                         -----                            ----
                                                  1998            1997            1998            1997
                                                  ----            ----            ----            ----
Loss from operations                            $77,000          20,000         129,000         170,000


In addition, the Company also recorded charges of $237,000 during the quarter ending March 31, 1998 to provide for estimated losses on the discontinuation of Omega and ICNS which includes anticipated operating results to the date of disposal as well as losses expected upon disposition.

The Company executed a Stock Purchase Agreement on April 30, 1998 for the sale of its 80% ownership of the common stock of Omega to Omega's vice president and sole minority shareholder. The consideration for the sale of Company's common stock ownership of Omega was $209,000.

The Company executed an Agreement on April 30, 1998 for the transition of the business activities of its wholly-owned subsidiary, ICNS, to a newly formed corporation ("Newco") owned and operated by the principal managers of ICNS. The Agreement specifies that Newco shall satisfactorily complete the existing ICNS contracts at April 30, 1998, and on June 1, 1998, employ the majority of the remaining ICNS employees. ICNS shall pay Newco incentive compensation for the completion and final customer acceptance of ICNS contracts.

CONTINUING OPERATIONS

For the three months ended March 31, 1998, sales decreased by $455,000 or 5%. The decrease in sales, as compared to the first quarter of 1997, is due in part to the completion of a significant fiber infrastructure construction contract in the prior year which was outside the normal scope of the Company's business, representing $512,000 of sales. The increase in services revenue is a result of the Company's strategy to cross-sell services to its customers.

Gross margin for the three months ended March 31, 1998 was 27.2% of sales versus 30.7% for the comparable period in the prior year. The higher margin in 1997 is related to, in part, the contract discussed above. Additionally, during the quarter ended March 31, 1998, the engineering services and operations department increased management positions and incurred higher training expenses compared with the prior year period.

Selling expenses increased by $190,000 or 12.5%, for the three months ended March 31, 1998. Selling expenses as a percentage of revenue were higher in the current period (20.8%) as compared to the same period in the prior year (17.5%). The higher selling expenses are due to an increase in the sales force as of January 1, 1998, which was subsequently eliminated in the restructuring in March.

For the three months ended March 31, 1998, general and administrative costs increased by $454,000 or 31.2% over the prior year. This increase is primarily due to increased payroll, related benefits and training of $206,000, increased allowances for bad debt and inventory obsolescence of $93,000, and expenses related to the settlement of certain disputes of $132,000.

                                    PART II


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

   NONE


ITEM 2.   CHANGES IN SECURITIES
          ---------------------

   In March, 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

   NONE

ITEM 5.   OTHER INFORMATION
          -----------------

   NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

   10.12    Employment Agreement between John M. Couzens and                       Filed herewith.
            Internet Communications Corporation dated April 28, 1997

   10.13    Employment Agreement between Timothy A. Griffin and                    Filed herewith.
            Internet Communications Corporation dated May 15, 1997.

   10.14    Executive Employment Agreement between Mary Beth Loesch and            Filed herewith.
            Internet Communications Corporation dated January 9, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INTERNET COMMUNICATIONS CORPORATION
                                             -----------------------------------
                                                          (Registrant)



Date: May 15, 1998                    By:    /s/   John M. Couzens
                                          --------------------------------------
                                             John M. Couzens, Interim President



Date: May 15, 1998                    By:    /s/   T. Timothy Kershisnik
                                          --------------------------------------
                                             T. Timothy Kershisnik,
                                             Chief Financial Officer