Form 10-Q
period 1998-06-30
INTERNET COMMUNICATIONS CORP
filed 1998-08-19
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


            FORM  10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR (15)d
                    OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1998
                               -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 0-19578
                       -------


                      INTERNET COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
          COLORADO                                        84-1095516
-------------------------------                 --------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         identification No.)


7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO       80111
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

AT AUGUST 10, 1998, 5,617,137 SHARES OF COMMON STOCK, NO PAR VALUE, WERE OUTSTANDING.

Page 1 of 15 pages.

                      INTERNET COMMUNICATIONS CORPORATION

                                     INDEX

                                                                               PAGE
                                                                               ----
        Form 10-Q Cover Page                                                     1

        Index Page                                                               2

Part I  FINANCIAL INFORMATION

        Condensed Consolidated Balance Sheets at                                 3
        June 30, 1998 and December 31, 1997

        Condensed Consolidated Statements of Operations For the                  4
        Three and Six months ended June 30, 1998 and July 31, 1997

        Condensed Consolidated Statements of Cash Flows                          5
        For the Six months ended June 30, 1998 and July 31, 1997

        Notes to Condensed Consolidated Financial Statements                     6

        Management's Discussion and Analysis of Financial                        9
        Condition and Results of Operations

Part II OTHER INFORMATION

        Item 1 - Legal Proceedings                                              14

        Item 2 - Changes in Securities and use of Proceeds                      14

        Item 3 - Defaults upon Senior Securities                                14

        Item 4 - Submission of Matters to a Vote of                             14
                 Security Holders

        Item 5 - Other Information                                              14

        Item 6 - Exhibits and Reports on Form 8-K                               14

        Signature Page                                                          15

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                             June 30            December 31,
                                                              1998                  1997
                                                         --------------        --------------
                                                           (Unaudited)
ASSETS

Current Assets:
   Cash                                                        $    422                   ---
   Trade receivables, net of allowance for doubtful
     accounts and sales returns                                   7,238                 4,907
   Inventory                                                      3,563                 3,255
   Prepaid expenses and other                                       543                   328
   Costs and estimated earnings in excess of billings               933                 1,825
                                                         --------------        --------------
          Total current assets                                   12,699                10,315

Equipment, net                                                    1,642                 2,015
Goodwill, net                                                     2,126                 2,198
Spares inventory                                                    410                   507
Net assets of discontinued operations                               496                 2,078
Other, net                                                          874                 1,000
                                                         --------------        --------------

          Total assets                                         $ 18,247                18,113
                                                         ==============        ==============

Current Liabilities:
   Notes payable                                               $  6,135                 4,435
   Accounts payable and accrued expenses                          6,441                 4,706
   Billings in excess of costs and estimated earnings             1,047                 1,537
   Unearned income and deposits                                   1,069                 1,125
                                                         --------------        --------------
          Total current liabilities                              14,692                11,803

Notes payable and other long term obligations                       364                   209
Deferred revenue                                                    167                   117
                                                         --------------        --------------
          Total liabilities                                      15,223                12,129

Stockholders' equity:
   Common stock, no par value                                    14,758                13,965
   Stockholders' notes                                              (22)                  (31)
   Accumulated deficit                                          (11,712)               (7,950)
                                                         --------------        --------------
          Total stockholders' equity                              3,024                 5,984
                                                         --------------        --------------

          Total liabilities and stockholders' equity           $ 18,247                18,113
                                                         ==============        ==============

-----------------------------------------
See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                 For Three Months Ended                 For Six Months Ended
                                             -------------------------------         ---------------------------
                                                June 30,           July 31,           June 30,        July 31,
                                                 1998                1997              1998             1997
                                                 ----                ----              ----             ----
                                              (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Sales:
    Network Services                              3,880               3,246             7,579           6,481
    Network Integration                           4,662               7,542             9,176          12,997
                                             ----------          ----------        ----------      ----------
          Total sales                             8,542              10,788            16,755          19,478

    Cost of  Sales                               (5,926)             (7,385)          (11,898)        (13,399)
                                             ----------          ----------        ----------      ----------
    Gross margin                                  2,616               3,403             4,857           6,079
                                             ----------          ----------        ----------      ----------

Operating expenses:
    Selling                                       1,189               1,632             2,899           3,151
    General and administrative                    1,467               1,614             3,378           3,083
    Restructuring                                    --                  --             1,608              --
    Interest expense, net                           169                 109               291             249
    Other                                            --                  13                --              13
                                             ----------          ----------        ----------      ----------
          Total expenses                          2,825               3,368             8,176           6,496
                                             ----------          ----------        ----------      ----------

Income (Loss) from continuing operations           (209)                 35            (3,319)           (417)


Discontinued operations --
    Income (Loss) from operations                    --                 148              (206)            (43)
    Estimated loss on disposal                       --                  --              (237)             --
                                             ----------          ----------        ----------      ----------
Net Income (Loss)                               $  (209)                183            (3,762)           (460)
                                             ----------          ----------        ----------      ----------

Income (Loss) per share - basic and diluted:
    Weighted average common shares outstanding    5,460               5,618             5,429           5,071

    Income (Loss) from continuing operations      (0.04)               0.01             (0.61)          (0.08)
    Income (Loss) from discontinued operations      N/A                0.02             (0.08)          (0.01)
          Net Income (Loss)                     $ (0.04)               0.03             (0.69)          (0.09)

-----------------------------------------
See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

                                                                                        For the six months ended
                                                                                      ----------------------------
                                                                                      June 30             July 31,
                                                                                        1998                1997
                                                                                        ----                ----
                                                                                      (Unaudited)         (Unaudited)
Cash flows from operating activities:
   Net loss from continuing operations                                                 $ (3,319)              (417)
   Adjustments to reconcile net loss from continued operations
       Depreciation and amortization                                                        697                687
       Allowance for doubtful accounts and sale returns                                      16                 (3)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
             Receivables                                                                 (2,347)               295
             Inventory                                                                     (303)              (616)
             Prepaid expenses and other                                                    (192)                20
             Costs in excess of billings and estimated earnings                             892                 --
          Increase (decrease) in:
             Accounts payable                                                             1,790                265
             Unearned income                                                                 (6)                33
             Accrued expenses                                                               145                 --
             Billings in excess of costs and estimated earnings                            (490)                --
                                                                                     ----------         ----------
       Net cash provided by (used in) operating activities                               (3,117)               264
       Net cash provided by (used in) operating activities of
             discontinued operations                                                      1,139                118

Cash flows from investing activities:
   Capital expenditures                                                                     (90)              (393)
   Proceeds from sales of assets                                                             34                 --
                                                                                     ----------         ----------
       Net cash used in investing activities                                                (56)              (393)


Cash flows from financing activities:
   Proceeds from sale of common stock                                                        --              3,011
   Expenses from sale of common stock                                                        --                (29)
   Repayment of debt                                                                     (2,941)            (6,313)
   Proceeds from debt                                                                     4,595              3,041
   Repayment of stockholders' note                                                            9                 --
   Proceeds from exercise of stock options                                                  793                 --
                                                                                     ----------         ----------
       Net cash provided by (used in)
          financing activities                                                            2,456               (290)
                                                                                     ----------         ----------

Increase (decrease) in cash:                                                                422               (301)
Cash, beginning of period                                                                    --                571
                                                                                     ----------         ----------
Cash, end of period                                                                    $    422                270
                                                                                     ==========         ==========

-----------------------------------------
See accompanying notes to these condensed consolidated financial statements.

                      INTERNET COMMUNICATIONS CORPORATION


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION
          ---------------------

The financial statements included herein have been prepared by Internet Communications Corporation ("Internet" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

CHANGE IN FISCAL YEAR END

The Company elected to change its fiscal year end to December 31 from January 31, effective February 1, 1997. References to the second quarter of 1997 relate to the three-month period ended July 31, 1997.

DISCONTINUED OPERATIONS

In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments ("Segments"). The Segments have been accounted for as discontinued operations in accordance with APB 30. As of the issuance date of the Company's Annual Report on Form 10-SKB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Subsequent to this date, based in part on the definitive agreements entered into on April 30, 1998, management determined that a net loss on disposal would be incurred as well as operating losses. Management revised its estimates in the financial statements for the quarter ended March 31, 1998. The results of operations and disposition of the discontinued operations for the quarter ended June 30, 1998 are consistent with the Company's revised estimates. Remaining assets and liabilities of the Segments referred to as Omega Business Communications Services, Inc. ("Omega") and Interwest Cable Network Systems, Inc. ("ICNS"), primarily consist of accounts receivable and accounts payable. The July 31, 1997 consolidated financial statements have been restated to conform to the June 30, 1998 presentation.

NOTE 2 -- AGREEMENT AND PLAN OF MERGER
          ----------------------------

On June 5, 1998, the Company executed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Rocky Mountain Internet, Inc. ("RMI"). Upon consummation, the Company will become a wholly-owned subsidiary of RMI and the shareholders of the Company will receive $6.764 per share of common stock of the Company, for a total consideration to its shareholders of approximately $39.4 million. Additionally, in connection with the merger, RMI will repay certain of the Company's indebtedness. The acquisition is subject to the approval of the Company's shareholders and other customary conditions. Interwest Group Inc. ("Interwest Group") holds in excess of 50% of the outstanding shares of common stock of the Company and has agreed to vote in favor of the transaction pursuant to a Voting Agreement dated June 5, 1998 between Interwest Group and RMI.

NOTE 3 - NOTES PAYABLE
         -------------

In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share. Under certain circumstances, this note will be paid off as part of the proposed acquisition by RMI.

The Company has a borrowing agreement with a lending institution which provides for a $5.0 million credit facility. At June 30, 1998, the Company had borrowed $4.5 million against the facility. The credit facility will be paid off as part of the proposed acquisition by RMI. The borrowing agreement expires on September 19, 1998. In the event that the acquisition by RMI is not consummated, the Company's intention would be to renew the line of credit with the bank, however, there is no assurance that the Company will be successful.

NOTE 4 - STOCKHOLDERS' EQUITY
         --------------------

During the quarter ended June 30, 1998, 194,250 options to purchase shares of common stock were exercised for a total consideration of $793,000.

On May 19, 1998, the Company's shareholders approved an amendment to the Company's 1996 Incentive Stock Plan which increases the number of options which may be granted from 875,000 shares to 975,000 shares.

NOTE 5 - INCOME (LOSS) PER SHARE
         -----------------------

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three months and six months ended June 30, 1998 and the six months ended July 31, 1997, as all of the Company's potentially dilutive securities were anti-dilutive during these periods. For the three months ended July 31, 1997, the potential common stock in the calculation of diluted earnings per share includes the assumed conversion of the then outstanding warrants and certain of the outstanding stock options.

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS
         ----------------------------------------------------

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has no items which are components of comprehensive earnings or losses, other than net income (loss), accordingly the adoption of this pronouncement had no effect on the accompanying financial statements.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

NOTE 7 - YEAR 2000 RISKS
         ---------------

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21/st/ century dates from 20/th/ century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations.

The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. The Company groups its analysis of these software, hardware and systems into the following four categories:

        (a) Customer Network Installations, where the Company has installed third party vendor equipment and may or may not provide ongoing maintenance and support to the customer and their network.

        (b) Network Control Center, where the Company monitors and manages the integrity and quality of customer networks.

        (c) Third party vendors and providers (other than the equipment vendors referred to above), including those which provide the Company with services such as its data transmission capacity.

        (d) Corporate Administrative Functions, including financial systems and other corporate functions.

For categories (a) and (b), the Company has substantially completed its inventory of the software and devices involved. During this inventory phase, the project team has been working with third party equipment and software vendors to assess whether these devices and software programs are date dependent and whether it is anticipated that they will be Year 2000 compliant.

The Company has not commenced a detailed inventory and assessment process for categories (c) and (d) as these were deemed to be less critical to the Company's operations and less likely to require remediation or replacement.

The inventory and assessment for each of the four categories should be completed by the end of 1998. Testing, remediation and replacement will commence in the fourth quarter of 1998 for selected areas and will commence by the first quarter of 1999 for all categories. The Company has not developed a contingency plan which would be utilized if current efforts by the Company and its vendors are unsuccessful.

In the event that the Company acquires other assets of businesses, the software and hardware acquired by the Company in connection with those business combinations may also be Year 2000 non-compliant.

There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. The Company does not currently have an estimate of the total costs required for this effort and may incur significant costs in resolving its Year 2000 issues. If not resolved, this issue would have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL RESOURCES

In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share. Under certain circumstances, this note will be paid off as part of the proposed acquisition by RMI.

The Company has a borrowing agreement with a lending institution which provides for a $5.0 million credit facility. At June 30, 1998, the Company had borrowed $4.5 million against the facility. The borrowing agreement expires on September 19, 1998. The credit facility will be paid off as part of the proposed acquisition by RMI. In the event that the acquisition by RMI is not consummated, the Company's intention would be to renew the line of credit with the bank, however, there is no assurance that the Company will be successful.

During the quarter ended June 30, 1998, the Company received an inquiry from NASDAQ regarding compliance with listing requirements. The Company responded to the inquiry and NASDAQ has given the Company an extension until September 15, 1998 to complete the merger with RMI or demonstrate compliance with the listing requirements or be delisted. The Company is currently in compliance. Delisting of the Common Stock from NASDAQ could have an adverse effect on the stock price.

LIQUIDITY

At June 30, 1998, the Company had a working capital deficit of $1,993,000, which included $6,135,000 relating to the current portion of long term debt and amounts outstanding under the Company's credit facility. As of March 31, 1998 and December 31, 1997, the working capital deficits were $3,697,000 and $1,488,000, respectively. The March 31, 1998 and December 31, 1997 working capital deficits included $6,639,000 and $4,435,000, respectively, relating to the current portion of long term debt and amounts outstanding under the Company's credit facility.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns, at June 30, 1998, were $7,238,000 as compared to $6,320,000 at March 31, 1998 and $4,907,000 at December 31, 1997. As discussed in the March 31, 1998 Form 10-Q, the Company converted its primary management information system in January which resulted in an inability to invoice customers on a timely basis. The Company is currently billing on a timely basis. In addition, certain of the Company's customers considered the descriptive detail provided on the invoices to be inadequate and have delayed payment pending additional support being provided by the Company. This issue has contributed to the increase in receivables during the second quarter. The Company is committing additional resources in the collections area to address the customers concerns. Continued delays in collection or uncollectibility of accounts receivable could have an adverse effect on the Company's liquidity and working capital position.

Inventory levels increased due, in part, to the staging of materials on a significant contract.

Accounts payable and accrued expenses at June 30, 1998 were $6,441,000 as compared to $6,253,000 at March 31, 1998 and $4,706,000 at December 31, 1997.
The significant increase in accounts receivable in the first quarter resulted in the Company extending the time in which it paid its vendors. The Company did make improvements in the timing of payments to vendors during the second quarter, assisted by the proceeds from the exercise of stock options and the disposition of discontinued operations.

The Company incurred capital expenditures of $37,000 during the quarter ended June 30, 1998 and $90,000 for the six months ended June 30, 1998. There are no material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.


RESULTS OF OPERATIONS:
----------------------

RESTRUCTURING

In March 1998, the Company announced a restructuring plan aimed principally at tightening the strategic focus on the data communications network service market. Management determined the Company had over-extended resources in the Rocky Mountain region and had evolved into an overly complex organization. Accordingly, the number of departments was reduced and 50 employees were separated from the Company, representing 21% of the Company's workforce (excluding discontinued operations). The personnel reductions were largely in the sales department and the administration department. In addition, during the fourth quarter of the fiscal year ended December 31, 1997, the Company had launched an entirely separate wholesale engineering services business. The closure of this entity was integral to the restructuring.

These restructuring actions resulted in the Company recognizing an expense for the three months ended

March 31, 1998 in the amount of $1,608,000. The balance of these restructuring expenses remaining to be funded as of June 30, 1998 was approximately $829,000.

DISCONTINUED OPERATIONS

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The Segments have been accounted for as discontinued operations in accordance with APB 30. The remaining assets and liabilities of the Segments at June 30, 1998 primarily consisted of accounts receivable and accounts payable.

The Company executed a Stock Purchase Agreement on April 30, 1998 for the sale of its 80% ownership of the common stock of Omega to Omega's vice president and sole minority shareholder. The consideration for the sale of Company's common stock ownership of Omega was $209,000.

The Company executed an Agreement on April 30, 1998 for the transition of the business activities of its wholly owned subsidiary, ICNS, to a newly formed corporation ("MetroWest") owned and operated by the principal managers of ICNS. The Agreement specifies that MetroWest shall satisfactorily complete the ICNS contracts existing at April 30, 1998. ICNS shall pay MetroWest incentive compensation for the completion and final customer acceptance of ICNS contracts. As of June 30, 1998, there were seven ICNS contracts pending completion. These contracts are scheduled to be completed between July 1998 and January 1999.

As of the issuance date of the Company's Annual Report on Form 10-SKB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Subsequent to this date, based in part on the definitive agreements entered into on April 30, 1998, management determined that a net loss on disposal would be incurred as well as operating losses. Management revised its estimates in the financial statements for the quarter ended March 31, 1998. The results of operations and disposition of the discontinued operations for the quarter ended June 30, 1998 are consistent with the Company's revised estimates.

CONTINUING OPERATIONS

The following analysis of continuing operations incorporates the quarter ending March 31, 1998 operating results, due to the effect of the restructuring discussed above, on the Company's business.


SALES
-----            Three Months Ended               Six Months Ended
         ----------------------------------   ------------------------
          June 30     March 31     July 31      June 30      July 31
            1998        1998        1997         1998         1997
            ----        ----        ----         ----         ----
         $8,542,000  $8,234,000  $10,788,000  $16,755,000  $19,478,000



Revenues decreased by $2,246,000 or 20.8%, and $2,723,000 or 14.0% for the three months and six months ended June 30, 1998, as compared to the 1997 periods. Work Telcom, a division of Internet which was sold in 1997 accounted for $229,000 and $395,000 of revenues for the three and six months ended July 31, 1997. The Telesales division, which was phased out in 1997, accounted for $598,000 and
$1,175,000 of revenues for the three and six months ended July 31, 1997.   The
decrease in sales, excluding Work Telcom and the Telesales division, for the three months is due primarily to two large contracts which accounted for $1,270,000 of sales. The Company did not have any comparable contracts during the second quarter of 1998. For the six months, the decrease was also affected by a significant fiber infrastructure construction contract which was outside the normal scope of the Company's business, which was completed during the first quarter of 1997. These decreases were offset by service sales which increased by $634,000 or 19.5%, and $1,098,000 or 17.0% for the three and six months ended June 30, 1998, reflecting the Company's continued emphasis to increase sales of recurring services contracts.

Sales increased by 3.7%, or $308,000 for the quarter ended June 30, 1998 compared to the quarter ended March 31, 1998. This increase was due to a 3.3% increase in network integration revenue and a 4.2% increase in network services revenue.

Gross Margin
------------

Gross margin for the three and six months ended June 30, 1998 was 30.6% and 29.0% of sales versus 31.5% and 31.2% for the comparable periods in the prior
year.   The gross margin for the three months ended March 31, 1998 was 27.2%.


Selling Expenses
----------------
                         Three Months Ended               Six Months Ended
                    ---------------------------------   ---------------------
                     June 30     March 31    July 31     June 30     July 31
                       1998        1998        1997        1998        1997
                       ----        ----        ----        ----        ----
                    $1,189,000  $1,710,000  $1,632,000  $2,899,000  $3,151,000


Selling expenses decreased by $443,000 or 27.1%, and $252,000 or 8.0% for the three months and six months ended June 30, 1998, as compared to the 1997 periods. Selling expenses as a percentage of revenue were lower in the current quarter (13.9%) as compared to the same period in the prior year (15.1%) and the quarter ended March 31, 1998 (20.8%), reflecting costs savings realized as a result of the restructuring in March, which included a reduction in the company's sales force. Selling expenses as a percentage of revenue for the six-month period ended June 30, 1998 were 17.3% as compared to 16.2% for same period in the prior year.


GENERAL &
---------
ADMINISTRATIVE
--------------
                         Three Months Ended             Six Months Ended
                  ---------------------------------   ---------------------
                   June 30     March 31    July 31     June 30     July 31
                    1998        1998        1997        1998        1997
                    ----        ----        ----        ----        ----
                 $1,467,000  $1,911,000  $1,614,000  $3,378,000  $3,083,000


For the three months ended June 30, 1998, general and administrative costs decreased by $147,000 or 9.1% over the prior year quarter and $444,000, or 23.2% over the quarter ended March 31, 1998. The decrease in expense is due to lower personnel costs and decreases in rent and office expenses resulting from the
restructuring,   General and administrative costs for the six month period ended
June 30, 1998 increased by $295,000 or 9.6% over the prior year, due to the increase in personnel costs, settlement costs, and increases in allowances for bad debt and obsolete inventory incurred in the first quarter of 1998.

YEAR 2000 RISKS

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21/st/ century dates from 20/th/ century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations.

The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. The Company groups its analysis of these software, hardware and systems into the following four categories:

     (a) Customer Network Installations, where the Company has installed third party vendor equipment and may or may not provide ongoing maintenance and support to the customer and their network.

     (b) Network Control Center, where the Company monitors and manages the integrity and quality of customer networks.

     (c) Third party vendors and providers (other than the equipment vendors referred to above), including those which provide the Company with services such as its data transmission capacity.

     (d) Corporate Administrative Functions, including financial systems and other corporate functions.

For categories (a) and (b), the Company has substantially completed its inventory of the software and devices involved. During this inventory phase, the project team has been working with third party equipment and software vendors to assess whether these devices and software programs are date dependent and whether it is anticipated that they will be Year 2000 compliant.

The Company has not commenced a detailed inventory and assessment process for categories (c) and (d) as these were deemed to be less critical to the Company's operations and less likely to require remediation or replacement.

The inventory and assessment for each of the four categories should be completed by the end of 1998. Testing, remediation and replacement will commence in the fourth quarter of 1998 for selected areas and will commence by the first quarter of 1999 for all categories. The Company has not developed a contingency plan which would be utilized if current efforts by the Company and its vendors are unsuccessful.

In the event that the Company acquires other assets of businesses, the software and hardware acquired by the Company in connection with those business combinations may also be Year 2000 non-compliant.

There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. The Company does not currently have an estimate of the total costs required for this effort and may incur significant costs in resolving its Year 2000 issues. If not resolved, this issue would have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

PART II


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

   NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

   In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share.

   During the quarter ended June 30, 1998, 194,250 options to purchase shares of common stock were exercised for a total consideration of $793,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

   On May 19, 1998, the annual meeting of the Company's shareholders was held to vote on proposals contained in the proxy statement mailed to shareholders on April 17, 1998. The Company's shareholders elected Peter A. Guglielmi and Robert L. Smith, each to serve a three year term. The Company's shareholders also approved an amendment to the Company's 1996 Incentive Stock Plan to increase the number of options which may be granted from 875,000 shares to 975,000 shares. The number of shares voted and withheld with respect to each director and the Amendment to the 1996 Incentive Stock Plan were as follows:



    ELECTION OF DIRECTORS            FOR         WITHHELD
    ---------------------            ---         --------
      Peter A. Guglielmi          5,093,987       18,177
      Robert L. Smith             5,095,687       16,477




                                     FOR         WITHHELD       ABSTAIN
                                     ---         --------       -------
    AMENDMENT                     4,934,987      152,478        24,699



ITEM 5.   OTHER INFORMATION
          -----------------

   NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a current report on Form 8-K, dated June 10, 1998, regarding the Registrant and Rocky Mountain Internet, Inc., a Delaware corporation, entering into a definitive Agreement and Plan of Merger.

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



                                             INTERNET COMMUNICATIONS CORPORATION
                                             -----------------------------------
                                                          (Registrant)



Date: August 19, 1998      By:   /s/  John M. Couzens
                              --------------------------------------------------
                                  John M. Couzens,  President



Date:  August 19, 1998     By:   /s/  T. Timothy Kershisnik
                              --------------------------------------------------
                                  T. Timothy Kershisnik, Chief Financial Officer