Form 10-Q/A
period 1998-06-30
INTERNET COMMUNICATIONS CORP
filed 1998-08-31
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


            FORM 10-Q/A--QUARTERLY REPORT UNDER SECTION 13 OR (15)d
                    OF THE SECURITIES EXCHANGE ACT OF 1934



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
                                                         ==============        ==============

-----------------------------------------
See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                 For Three Months Ended                 For Six Months Ended
                                             -------------------------------         ---------------------------
                                                June 30,           July 31,           June 30,        July 31,
                                                 1998                1997              1998             1997
                                                 ----                ----              ----             ----
                                              (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Sales:
    Network Services                              3,880               3,246             7,579           6,481
    Network Integration                           4,662               7,542             9,176          12,997
                                             ----------          ----------        ----------      ----------
          Total sales                             8,542              10,788            16,755          19,478

Cost of  Sales                                   (5,926)             (7,385)          (12,307)        (13,399)
                                             ----------          ----------        ----------      ----------
    Gross margin                                  2,616               3,403             4,448           6,079
                                             ----------          ----------        ----------      ----------

Operating expenses:
    Selling                                       1,189               1,632             2,899           3,151
    General and administrative                    1,467               1,614             3,378           3,083
    Restructuring                                    --                  --             1,199              --
    Interest expense, net                           169                 109               291             249
    Other                                            --                  13                --              13
                                             ----------          ----------        ----------      ----------
          Total expenses                          2,825               3,368             7,767           6,496
                                             ----------          ----------        ----------      ----------

Income (Loss) from continuing operations           (209)                 35            (3,319)           (417)


Discontinued operations --
    Income (Loss) from operations                    --                 148              (206)            (43)
    Estimated loss on disposal                       --                  --              (237)             --
                                             ----------          ----------        ----------      ----------
Net Income (Loss)                               $  (209)                183            (3,762)           (460)
                                             ----------          ----------        ----------      ----------

Income (Loss) per share - basic and diluted:
    Weighted average common shares outstanding    5,460               5,618             5,429           5,071

    Income (Loss) from continuing operations      (0.04)               0.01             (0.61)          (0.08)
    Income (Loss) from discontinued operations      N/A                0.02             (0.08)          (0.01)
          Net Income (Loss)                     $ (0.04)               0.03             (0.69)          (0.09)

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


RESULTS OF OPERATIONS:
----------------------

RESTRUCTURING

In March 1998, the Company announced a restructuring plan aimed at tightening the strategic focus on the data communications network service marketTim KershisnikFinancial Printing GroupIn March 1998, the Company announced a restructuring plan aimed at tightening the strategic focus on the data communications network service market. Management determined the Company had over-extended resources in the Rocky Mountain region and had evolved into an overly complex organization. Accordingly, the number of departments was reduced, employees were separated from the Company, the number of manufacturers' product lines were reduced and the wholesale engineering services business launched during the fourth quarter of the fiscal year ended December 31, 1997 was closed.

These restructuring actions resulted in the Company recognizing expenses for the three months ended March 31, 1998 totaling $1,608,000. The expenses have been classified for financial statement purposes as follows:

Operating expenses:
  Restructuring:
       Employee Severance                 $  653,000
       Closure of Wholesale
            Engineering Company              274,000
       Facilities Consolidation              229,000
       Other                                  43,000
                                          ----------
                                           1,199,000
                                          ----------
Cost of Sales:
       Product Line Reduction                409,000
                                          ----------

       Total                              $1,608,000
                                          ----------

Employee Severance: The Company severed 50 positions and accepted the resignations of Thomas C. Galley, the Company's former President, CEO and a Director, and Arnell Galley, the Company's former Secretary, Vice President Administration and a Director. The severed employees each signed a Severance Agreement and Legal Release, which provided them 30 days severance pay and continued health insurance coverage for the month of April 1998. As disclosed in the Company's Definintive Proxy Statement filed April 23, 1998, Mr. Galley entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of two years severance at a rate of $160,000 per year. Also, as described in the Definitive Proxy Statement, Mrs. Galley entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of twelve months severance pay at a rate of $100,000 per year.

Closure of Wholesale Engineering Company: The Company launched an entirely separate wholesale engineering services business during the fourth quarter of the fiscal year ended December 31, 1997, which was closed as part of the restructuring. The restructuring expenses include an accrual of a liability triggered by the closure of the business related to a contractual agreement entered into by the Company.

Facilities Consolidation: The facilities consolidation expense includes the cost of leased space which would no longer be required by the Company, for the period from the date of the restructuring to the estimated date of securing a sublease and the related real estate brokers commissions for subletting the space. In addition, the expense includes the net furniture costs in excess of expected trade in or sales value.

Other: Other represents legal fees related to the severance plan and agreements and disposition of vehicles related to the restructuring.

Product Line Reduction: The Company's restructuring plan included a clearly defined approach to hardware and material offerings. The Company undertook a review of the then offered products which included the product and technical support requirements and the manufacturer's warranty, quality standards and support standards. As a result of this review, the Company reduced the number of approved vendors from 51 to 22. This reduction in product offerings allows the Company to reduce future training costs and allow its technicians to be more proficient on the products offered. The product line reduction expense represents inventory that would no longer be offered as part of the Company's standard product offerings.

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

Gross Margin
------------

Gross margin for the three and six months ended June 30, 1998 was 30.6% and 26.6% of sales versus 31.5% and 31.2% for the comparable periods in the prior
year.   The gross margin for the three months ended March 31, 1998 was 22.3%.

As discussed above, included in Cost of Sales, is $409,000 of product line reduction expense related to the Company's restructuring. Excluding the effects of the product line reduction expense, the gross margin for the six months ended June 30, 1998 and three months ended March 31, 1998 would have been 29.0% and 27.2% respectively.

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



                                             INTERNET COMMUNICATIONS CORPORATION
                                             -----------------------------------
                                                          (Registrant)



Date: August 28, 1998      By:   /s/  John M. Couzens
                              --------------------------------------------------
                                  John M. Couzens,  President



Date:  August 28, 1998     By:   /s/  T. Timothy Kershisnik
                              --------------------------------------------------
                                  T. Timothy Kershisnik, Chief Financial Officer