Form 10-Q
period 1998-09-30
INTERNET COMMUNICATIONS CORP
filed 1998-11-24
CIK 841693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549


             FORM  10-Q--QUARTERLY REPORT UNDER SECTION 13 OR (15)D
                     OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 0-19578
                       -------



                      INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                                84-1095516
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               identification No.)



7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO        80111
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



AT NOVEMBER 6, 1998, 5,617,637 SHARES OF COMMON STOCK, NO PAR VALUE, WERE OUTSTANDING.

Page 1 of 16 pages.

                      INTERNET COMMUNICATIONS CORPORATION

                                     INDEX

                                                                                                       PAGE
                                                                                                       ----

          Form 10-Q Cover Page                                                                           1

          Index Page                                                                                     2

Part I    FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets at                                                       3
          September 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of Operations For the                                        4
          Three and Nine months ended September 30, 1998 and October 31, 1997

          Condensed Consolidated Statements of Cash Flows                                                5
          For the Nine months ended September 30, 1998 and October 31, 1997

          Notes to Condensed Consolidated Financial Statements                                           6

          Management's Discussion and Analysis of Financial                                              9
          Condition and Results of Operations

Part II   OTHER INFORMATION

          Item 1 - Legal Proceedings                                                                    15

          Item 2 - Changes in Securities and use of Proceeds                                            15

          Item 3 - Defaults upon Senior Securities                                                      15

          Item 4 - Submission of Matters to a Vote of                                                   15
                   Security Holders

          Item 5 - Other Information                                                                    15

          Item 6 - Exhibits and Reports on Form 8-K                                                     15

          Signature Page                                                                                16

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                          September 30,   December 31,
                                              1998           1997
                                          -------------   ------------
                                           (Unaudited)

ASSETS
Current Assets:
  Cash                                         $     69             --
  Trade receivables, net of allowance
   for doubtful accounts and sales returns        7,665          4,907
  Inventory                                       3,522          3,255
  Prepaid expenses and other                        525            328
  Costs and estimated earnings in
   excess of billings                             1,551          1,825
                                          -------------   ------------
     Total current assets                        13,332         10,315

  Equipment, net                                  1,436          2,015
  Goodwill, net                                   2,090          2,198
  Spares inventory                                  240            507
  Net assets of discontinued operations              --          2,078
  Other, net                                        737          1,000
                                          -------------   ------------
     Total assets                              $ 17,835         18,113
                                          =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                $  6,634          4,435
  Accounts payable and accrued expenses           5,585          4,706
  Billings in excess of costs and
   estimated earnings                             1,977          1,537
  Unearned income                                   966          1,125
  Net liabilities of discontinued
   operations                                       629             --
                                          -------------   ------------
    Total current liabilities                    15,791         11,803

Notes payable and other long term
 obligations                                        302            209
Deferred revenue                                    166            117
                                          -------------   ------------
     Total liabilities                           16,259         12,129

Stockholders' equity:
  Common stock, no par value                     14,881         13,965
  Stockholders' notes                               (22)           (31)
  Accumulated deficit                           (13,283)        (7,950)
                                          -------------   ------------
     Total stockholders' equity                   1,576          5,984
                                          -------------   ------------
     Total liabilities and
      stockholders' equity                     $ 17,835         18,113
                                          =============   ============

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


                                For Three Months Ended                               For Nine Months Ended
                          ----------------------------------             -------------------------------------------
                          September 30,          October 31,             September 30,                   October 31,
                             1998                   1997                     1998                            1997
                             ----                   ----                     ----                            ----
                          (Unaudited)            (Unaudited)              (Unaudited)                    (Unaudited)
Sales:

    Network Services             3,518                 3,356                    11,097                         9,836
    Network Integration          4,856                 5,887                    14,032                        18,884
                         -------------         -------------             -------------                  ------------
       Total sales               8,374                 9,243                    25,129                        28,720

Cost of  Sales                  (6,102)               (6,599)                  (18,409)                      (19,997)
                         -------------         -------------             -------------                  ------------
    Gross margin                 2,272                 2,644                     6,720                         8,723
                         -------------         -------------             -------------                  ------------
Operating expenses:
    Selling                      1,166                 1,533                     4,065                         4,684
    General and
     administrative              1,790                 1,710                     5,168                         4,806
    Restructuring                   --                    --                     1,199                            --
    Interest expense, net          157                    85                       448                           334
    Loss from sale of
     Subsidiary                     --                   152                        --                           152
                         -------------         -------------             -------------                  ------------
       Total expenses            3,113                 3,480                    10,880                         9,976
                         -------------         -------------             -------------                  ------------
Income (Loss) from
continuing operations             (841)                 (836)                   (4,160)                       (1,253)

Discontinued operations --
    Income (Loss) from
     operations                     --                  (218)                     (206)                         (261)

    Estimated loss on
     disposal                     (730)                   --                      (967)                           --
                         -------------         -------------             -------------                  ------------
Net Income (Loss)               (1,571)               (1,054)                   (5,333)                       (1,514)
                         -------------         -------------             -------------                  ------------
Income (Loss) per share -
basic and diluted:
    Weighted average
    common shares
    outstanding                  5,460                 5,378                     5,429                         5,175

    Income (Loss) from
     continuing
     operations                  (0.15)                (0.16)                    (0.76)                        (0.24)

    Income (Loss) from
     discontinued
     operations                  (0.14)                (0.04)                    (0.22)                        (0.05)

       Net Income
       (Loss)                    (0.29)                (0.20)                    (0.98)                        (0.29)


---------------------------------------------------------------------------
See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                               For Nine Months Ended
                                                                       --------------------- ---------------
                                                                       September 30,             October 31,
                                                                           1998                      1997
                                                                           ----                      ----
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net loss from continuing operations                                   (4,160)                   (1,253)
   Adjustments to reconcile net loss from continued operations
        Depreciation and amortization                                     1,033                     1,043
        Allowance for doubtful accounts and sale returns                    229                       (99)
        Changes in operating assets and liabilities:
         (Increase) decrease in:

             Receivables                                                 (2,987)                      202
             Inventory                                                     (136)                     (844)
             Prepaid expenses and other                                     (83)                       28
             Costs in excess of billings and estimated earnings             274                     1,940
         Increase (decrease) in:
             Accounts payable and accrued expenses                          879                      (443)
             Unearned income and deferred revenue                          (110)                     (157)
             Other Liabilities                                              161                       328
             Billings in excess of costs and estimated earnings             440                        --
                                                                      ---------                 ---------
         Net cash provided by (used in) operating activities             (4,460)                      745
         Net cash provided by (used in) discontinued operations           1,534                    (1,412)

Cash flows from investing activities:
   Capital expenditures                                                    (174)                     (703)
   Proceeds from sales of assets                                            113                        --
                                                                      ---------                 ---------
         Net cash used in investing activities                              (61)                     (703)

Cash flows from financing activities:
   Proceeds from sale of common stock                                        --                     3,041
   Expenses from sale of common stock                                        --                       (29)
   Repayment of debt                                                     (5,734)                  (11,258)
   Proceeds from debt                                                     7,865                     9,146
   Repayment of stockholders' note                                            9                        --
   Proceeds from exercise of stock options                                  916                        --
                                                                      ---------                 ---------
         Net cash provided by financing activities                        3,056                       900
                                                                      ---------                 ---------

Increase (decrease) in cash:                                                 69                      (470)
Cash, beginning of period                                                    --                       571
                                                                      ---------                 ---------
Cash, end of period                                                     $    69                       101
                                                                      ---------                 ---------


See accompanying notes to these condensed consolidated financial statements.

                      INTERNET COMMUNICATIONS CORPORATION


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)


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

CHANGE IN FISCAL YEAR END

The Company elected to change its fiscal year end to December 31 from January 31, effective February 1, 1997. References to the third quarter of 1997 relate to the three-month period ended October 31, 1997.

DISCONTINUED OPERATIONS

In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments ("Segments"), Omega and ICNS. On April 30, 1998, the Company executed two separate divestiture agreements for the Segments. The Segments have been accounted for as discontinued operations in accordance with APB 30. As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Based in part on the definitive agreements entered into on April 30, 1998, management determined that a net loss on disposal would be incurred as well as operating losses. Management revised its estimates in the financial statements for the quarter ended March 31, 1998. During August 1998, the Company entered into negotiations to relinquish its role under the last major contract to be completed under the Company's plan to divest of ICNS. The Company has entered into an agreement to terminate the contract and expects final settlement during December 1998. Based on the settlement terms and the results of the contracts covered under the April 30, 1998 divestiture agreement for ICNS, management has determined that an additional loss on disposal should be recognized. Management has revised its estimates in the financial statements
for the quarter ended September 30, 1998.   The October 31, 1997 consolidated
financial statements have been restated to conform to the September 30, 1998 presentation.

NOTE 2 - AGREEMENT AND PLAN OF MERGER
         ----------------------------

On June 5, 1998, the Company executed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Rocky Mountain Internet, Inc. ("RMI"). Upon consummation, the Company was to become a wholly-owned subsidiary of RMI and the shareholders of the Company were to receive $6.764 per share of common stock of the Company, for a total consideration to the Company's shareholders of approximately $39.4 million. Additionally, in connection with the merger, RMI was to repay certain of the Company's indebtedness. The acquisition was approved by the Company's shareholders at a Special

Meeting of Shareholders on September 18, 1998. On October 13, 1998, RMI notified the Company that it would not close the merger, asserting that INCC was unable to accurately certify to compliance with conditions precedent to RMI's obligation to close. The Company believes this claim to be entirely without merit and an attempt by RMI to avoid its obligations under the merger agreement. The Company filed suit against RMI on October 14, 1998 for damages of at least $30 million.


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

The Company has a borrowing agreement with a lending institution which provides for a $5.0 million credit facility. At September 30, 1998, the Company had borrowed $5.0 million against the facility. The borrowing agreement expired on October 15, 1998. The amount of funds available under the credit facility is limited to the lesser of $5.0 million or a borrowing base calculation. As of October 31, 1998, the amount borrowed of $5.0 million exceeded the borrowing base calculation by $1,350,000. The Company is currently in discussions with the lender to extend and/or modify the existing credit facility, however, there is no assurance that the Company will be successful.

NOTE 4 - STOCKHOLDERS' EQUITY
         --------------------

On November 20, 1998, the Company entered into an agreement with Interwest Group, Inc., a wholly-owned subsidiary of Anschutz Company. Under the terms of the agreement, the Company will issue 7 1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $2.0 million.

During the quarter ended September 30, 1998, 25,500 options to purchase shares of common stock were exercised for total proceeds to the Company of $123,000. For the nine months ended September 30, 1998, 219,750 options to purchase shares of common stock were exercised for total proceeds to the Company of $916,000.

On May 19, 1998, the Company's shareholders approved an amendment to the Company's 1996 Incentive Stock Plan which increases the number of options which may be granted from 875,000 shares to 975,000 shares.

NOTE 5 - INCOME (LOSS) PER SHARE
         -----------------------

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three and nine months ended September 30, 1998 and the three and nine months ended October 31, 1997, as all of the Company's potentially dilutive securities were anti-dilutive during these periods.

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

The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. The Company groups its analysis of these software, hardware and systems into the following four categories:

      (a) Customer Network Installations, where the Company has installed third party vendor equipment and software, and the software is covered by certain maintenance programs provided by the Company.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL RESOURCES

On November 20, 1998, the Company entered into an agreement with Interwest Group, Inc., a wholly-owned subsidiary of Anschutz Company. Under the terms of the agreement, the Company will issue 7 1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $2.0 million.

The Company has a borrowing agreement with a lending institution which provides for a $5.0 million credit facility. At September 30, 1998, the Company had borrowed $5.0 million against the facility. The borrowing agreement expired on October 15, 1998. The amount of funds available under the credit facility is limited to the lesser of $5.0 million or a borrowing base calculation. As of October 31, 1998, the amount borrowed of $5.0 million exceeded the borrowing base calculation by $1,350,000. The Company is current on interest payments and the lender has not demanded repayment of the principal. The Company is currently in discussions with the lender to extend and/or modify the existing credit facility, however, there is no assurance that the Company will be successful.

In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share.

LIQUIDITY

At September 30, 1998, The Company had a working capital deficit of $2,459,000, which included $6,634,000 relating to the current portion of long term debt and amount outstanding under the Company's credit facility. The Company had a working capital deficit of $1,448,000 at December 31, 1997. The amounts relating to the current portion of long term debt and the amounts outstanding under the Company's credit facility were $4,435,000 at December 31, 1997.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns was $7,665,000 at September 30, 1998, as compared to $4,907,000 at December 31, 1997. As discussed in the March 31, 1998 Form 10-Q, the Company converted its primary management information systems in January. Certain of the Company's customers considered the descriptive detail provided on the invoices generated by this system to be inadequate, and have delayed payment pending additional support being provided by the Company. The Company has committed additional resources in the collection area to address customer concerns. In addition, the Company increased the allowance for doubtful accounts by $229,000 during the three months ended September 30, 1998. Continued delays in collection or uncollectibility of accounts receivable could have an adverse effect on the Company's liquidity and working capital position.

Accounts payable and accrued expenses at September 30, 1998 were $5,585,000 as compared to $6,441,000 at June 30, 1998 and $4,706,000 at December 31, 1997.
The increase in the accounts receivable has resulted in the Company extending the time in which it paid its vendors. The Company has made advances in the timing of payments to vendors, assisted by proceeds from the exercise of stock options.

The Company incurred capital expenditures of $100,000 during the quarter ended September 30, 1998, and $174,000 for the nine months ended September 30, 1998. Some of the capital expenditures incurred during the quarter ended September 30, 1998 were to buy out leases on executive vehicles. The Company subsequently sold these vehicles. There are no material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.


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
                                                         ----------

Employee Severance: The Company severed 50 positions and accepted the resignations of Thomas C. Galley, the Company's former President, CEO and a Director, and Arnell Galley, the Company's former Secretary, Vice President - Administration and a Director. The severed employees each signed a Severance Agreement and Legal Release, which provided them 30 days severance pay and continued health insurance coverage for the month of April 1998. As disclosed in the Company's Definitive Proxy Statement filed April 23, 1998, Mr. Galley entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of two years severance at a rate of $160,000 per year. Also, as described in the Definitive Proxy Statement, Mrs. Galley entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of twelve months severance pay at a rate of $100,000 per year.

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

The balance of these restructuring expenses remaining to be funded as of September 30, 1998 was approximately $702,000.

DISCONTINUED OPERATIONS

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The Segments have been accounted for as discontinued operations in accordance with APB 30. The remaining assets and liabilities of the Segments at September 30, 1998 primarily consisted of accounts receivable and accounts payable.

The Company executed a Stock Purchase Agreement on April 30, 1998 for the sale of its 80% ownership of the common stock of Omega to Omega's vice president and sole minority shareholder. The consideration for the sale of Company's common stock ownership of Omega was $209,000.

The Company executed an Agreement on April 30, 1998 for the transition of the business activities of its wholly owned subsidiary, ICNS, to a newly formed corporation ("MetroWest") owned and operated by the principal managers of ICNS. The Agreement specifies that MetroWest shall satisfactorily complete the ICNS contracts existing at April 30, 1998. ICNS shall pay MetroWest incentive compensation for the completion and final customer acceptance of ICNS contracts. As of September 30, 1998, all but one of the contracts were substantially completed. The status of the remaining contract is discussed below.

As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Subsequent to this date, based in part on the definitive agreements entered into on April 30, 1998, management determined that a net loss on disposal would be incurred as well as operating losses. Management revised its estimates in the financial statements for the quarter ended March 31, 1998. During August 1998, the Company entered into negotiations to relinquish its role under the last major contract to be completed under the Company's plan to divest of ICNS. The Company has entered into an agreement to terminate the contract and expects final settlement during December 1998. Based on the settlement terms and the results of the contracts covered under the April 30, 1998 divestiture agreement for ICNS, management has determined that an additional loss on disposal should be recognized. Management has revised its estimates in the financial statements for the quarter ended September 30, 1998.

CONTINUING OPERATIONS

Revenues were $8,374,000, and $25,129,000 for the three and nine month periods ended September 30, 1998, as compared to $9,243,000 and $28,720,000 for the three and nine month periods ended October 31, 1997. This represents decreases of $869,000, or 9.4% and $3,591,000, or 12.5% when compared to the three and nine month periods ended October 31, 1997. Work Telcom, a division of Internet was sold in October 1997 and accounted for $150,000 and $545,000 of the revenues for the three and nine month periods ended October 31, 1997. The Telesales division, which was phased out in 1997, accounted for $204,000 and $1,379,000 of the revenues for the three and nine month periods ended October 31, 1997.
During the nine month period ended October 31, 1997 the company recognized Network Integration revenues of $2,085,000 on two large contracts. During that same period, the Company also recognized Network Integration revenues of $512,000 on a significant fiber infrastructure construction contract which was outside of the Company's normal scope of business. The Company did not have any comparable contracts during the first nine months of 1998. These decreases were offset by service sales which increased by $162,000, or 4.83% and $1,261,000, or 12.8% for the three and nine month periods ended September 30, 1998, reflecting the Company's continued emphasis to increasing sales of recurring service contracts.

GROSS MARGIN

Gross margin for the three and nine month periods ended September 30, 1998 was 27.1% and 26.7% of sales as compared to 28.6% and 30.4% for the three and nine month periods ended October 31, 1997. As discussed above, included in Cost of Sales for the first quarter of 1998 is $409,000 of product line reduction expense related to the Company's restructuring. Excluding the effects of the product line reduction expense, the gross margin for the nine months ended
September 30, 1998 would have been 28.4%.   Margins declined in 1998 due to
tightening margins on Network Integration sales, and lower returns in Carrier Services, a component of Network Services.

SELLING EXPENSES

Selling expenses decreased by $367,000, or 23.9%, and $619,000, or 13.2% for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended October 31, 1997. Selling expenses as a percentage of revenue were 13.9% and 16.2% of revenues for the three and nine month periods ended September 30, 1998 versus 16.6% and 16.3% for comparable periods in 1997. Selling expenses for the nine months ended September 30, 1998 included $1,710,000, or 20.8% of revenues for the quarter ended March 31, 1998. Controls and cost savings continue to be recognized as a result of the restructuring in March.

GENERAL & ADMINISTRATIVE

General and administrative expenses increased $80,000, or 4.7% for the three months ended September 30, 1998 as compared to the three months ended October 31, 1997. Included in the third quarter of 1998 balance is $117,000 of costs associated with the failed merger. The Company also increased its allowance for doubtful accounts by $229,000 due to the growth in accounts receivable balances. General and administrative costs for the nine months ended September 30, 1998 increased $362,000, or 7.5% due to the previously mentioned items, as well as the increases in the first quarter of 1998 in personnel costs, settlement costs, and increases in allowances for bad debt and obsolete inventory.

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

The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. The Company groups its analysis of these software, hardware and systems into the following four categories:

 (a) Customer Network Installations, where the Company has installed third party vendor equipment and software, and the software is covered by certain maintenance programs provided by the Company.

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

PART II


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

   On October 14, 1998, the Company filed a complaint against Rocky Mountain Internet Inc. ("RMI") in the District Court, City and County of Denver, State of Colorado. The complaint relates to RMI's failure to close the merger between the Company and RMI which agreement was entered into on June 5, 1998. The complaint alleges that RMI breached the merger agreement and made certain misrepresentations to the Company with respect to the merger transaction. The Company has claimed damages of at least $30 million and intends to vigorously pursue the complaint.


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

   During the quarter ended September 30, 1998, 25,500 options to purchase shares of common stock were exercised for total proceeds to the Company of $123,000. For the nine months ended September 30, 1998, 219,750 options to purchase shares of common stock were exercised for total proceeds to the Company of $ 916,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

   The Company has a borrowing agreement with a lending institution which provides for a $5.0 million credit facility. At September 30, 1998, the Company had borrowed $5.0 million against the facility. The borrowing agreement expired on October 15, 1998. The Company is current on interest payments and the lender has not demanded repayment of the principal. The Company is currently in discussions with the lender to extend and/or modify the existing credit facility, however, there is no assurance that the Company will be successful.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

   On September 18, 1998, a Special Meeting of the Company's shareholders was held to vote on a proposal contained in the proxy statement mailed to shareholders on September 8, 1998. The Company's shareholders approved the Merger of Internet Acquisition Corp. and a wholly-owned subsidiary of Rocky Mountain Internet. The number of shares voted and withheld were as follows:

                                           FOR     WITHHELD  ABSTAIN
                                        ---------  --------  -------
   AMENDMENT                            3,501,416       100    1,000


ITEM 5.   OTHER INFORMATION
          -----------------

   NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

   NONE

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


                                             INTERNET COMMUNICATIONS CORPORATION
                                             -----------------------------------
                                                         (Registrant)



Date: November 23, 1998             By:    /s/   John M. Couzens
                                       ---------------------------------------
                                                 John M. Couzens,  President



Date: November 23, 1998             By:    /s/   T. Timothy Kershisnik
                                       ---------------------------------------
                                                 T. Timothy Kershisnik,
                                                 Chief Financial Officer