Form 10-K
period 1998-12-31
INTERNET COMMUNICATIONS CORP
filed 1999-03-31
CIK 841693

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                FORM 10-K.--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 1998

[_] Transition Report Pursuant to Section 133 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-19578

                       INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                                84-1095516
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

7100 E. Belleview Ave., Ste 201, Greenwood Village, Colorado            80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (303) 770-7600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

         (Title of each class)                             (Name of Exchange)
      --------------------------                           ------------------
      Common Stock, no par value                               NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of January 22, 1999, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $7,375,411 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq SmallCap Market of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 22, 1999, 5,617,637 shares of registrant's common stock were outstanding.

                        DOCUMENTS REPORTED BY REFERENCE.

(1) Portions of the Registrant's Proxy Statement related to the 1999 Annual Meeting of Shareholders, to be held on May, 27 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

The table of exhibits filed appears on page 39.

INTERNET COMMUNICATIONS CORPORATION



Form 10-K cover page                                                           1

Index page                                                                     2

Part I
   Item I - Business                                                           3
   Item 2 - Properties                                                         8
   Item 3 - Legal Proceedings                                                  8
   Item 4 - Submission of Matters to a Vote of Securities Holders              9

Part II
   Item 5 - Market for Registrant's Common Equity and
      Related Stockholder Matters                                              9
   Item 6 - Selected Financial Data                                           10
   Item 7 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                     10
   Item 7A - Quantitative and Qualitative Disclosure About Market Risk        16
   Item 8 - Financial Statements and Supplementary Data                       17
   Item 9 - Changes in and disagreements with Accountants
      on Accounting and Financial Disclosure                                  38

Part III
   Item 10 - Directors an Executive Officers of the Registrant                38
   Item 11 - Executive Compensation                                           38
   Item 12 - Security Ownership of Certain Beneficial Owners and
      Management                                                              38
   Item 13 - Certain Relationships and Related transactions                   38

Part IV
   Item 14 - Exhibits, Financial Statement Schedules and Reports on           39
      Form 8-K

Signature page                                                                41

Item 1.   BUSINESS
          --------

General
-------

Internet Communications Corporation ("INCC" or "the Company") is a multi-faceted telecommunications integration and network services company. INCC specializes in the design, implementation, maintenance and management of premise and network-based communications for wide area networks ("WANs"). The Company targets medium-sized corporations and institutions that use technology to operate and optimize their business over data, voice and integrated networks.

Background
----------

The Company was created in 1996 with the merger of two prominent Colorado communications companies - INCC, a leading data communications network services company which began operations in 1986, and Interwest Communications Corporation ("Interwest"), a leading telecommunications interconnect company which began operations in 1977. This combination has produced a company with unique data and voice integration capabilities. In addition, recent technological developments have provided the Company with significant opportunities to leverage the combined expertise of data and voice technologies and the wherewithal to deal with the convergence of other electronic communications media.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private
----------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

This 10-K contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this 10-K are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

With regard to the Company, the most important factors include, but are not limited to, the following:

     -    Changing technology.
     -    Competition.
     -    Possible future government regulation.
     -    Competition for talented employees.
     -    Company's ability to fund future operations.
     -    Becoming Y2K compliant.

Products and Services
---------------------
INCC offers a full array of communication services such as network management, maintenance, professional services, Internet access, web hosting, project management, network integration and transport services.

INCC's ability to understand its customers' business dilemmas begins with its experienced sales and technical staff. INCC understands the critical nature of designing and deploying the most efficient and cost effective technology. The Company's services are designed to capitalize on this experience.

Network Management Services
---------------------------
As part of its service offerings, the Company provides network management through its network control center ("NCC"). The NCC provides state-of-the-art network management of SNMP-based communications devices as well as the circuits associated with the network 24 hours a day, seven days a week. NCC engineers can quickly identify, resolve and often prevent network problems. In addition, engineers are able to collect performance data to identify and analyze performance trends. Such analysis permits the Company to take preventive measures before the network experiences interruption or down time. INCC offers several levels of service to help its customers maintain optimal network performance.

INCC provides round-the-clock network monitoring and problem resolution. The network management services include fault detection, diagnosis and customer reporting. Should an alarm signal a network problem, NCC engineers quickly notify vendor contacts, coordinate repair, escalate if necessary and notify a designated customer contact. The objective is to facilitate the timely and complete correction of problems as they arise.

In addition, the Company offers a performance management service designed to optimize network performance and to proactively prevent network failures from occurring thereby maximizing network up-time. By combining the collection and reporting of information about network performance trends with expert analysis of that information by NCC engineers, potential problems are identified before they generate failures.

Network Maintenance
-------------------

Like its network management services, the Company also provides maintenance service plans for its customers' networks. The Company's on-site equipment maintenance service includes 24-hour technical support, contracted response times, on-site trouble-shooting, parts replacement, verification testing, and customer notification.

Professional Services
---------------------

INCC's professional services division offers in-depth thorough analysis of enterprise networks. INCC consultants provide a range of services that help customers determine if and how their network is performing to meet business objectives. These services are listed below.

- Network Assessment and Baseline provides a view of the network through an audit process. INCC monitors the customer's network to determine traffic/protocol distribution, utilization, network congestion, application usage and performance inefficiencies.

- Enterprise Network Architecture and System Design provides design and redesign of enterprise networks that conform to current and future technology needs of the customer. Connectivity options such as remote access, dial-in, Internet and wide-area connectivity are evaluated. In addition, INCC determines requirements for e-mail, groupware, thin client applications and then implements them creating a more robust environment for sharing information across the enterprise.

- Network Security provides security assessment, security policy and firewall evaluation for customers who need a more demanding and comprehensive review of their security requirements.

- Technology Assessment provides solutions to help customers differentiate themselves and strengthen their market position within their given industry. INCC takes into account the customers' business strategy and offers core competencies in technologies such as IP telephony and voice-over frame relay which support that strategy.

Internet Access and Web Hosting Services
----------------------------------------

The Company is an Internet Service Provider, offering complete Internet access services. INCC provides high-speed connections to the Internet, carrier circuits, domain name set-up, network routing, mail routing, self-healing networks, network monitoring, termination and routing equipment, mailboxes and newsgroup access. In addition, INCC provides Web hosting services for customers' Web pages, including technical support, 24 hour server maintenance and security, daily Web site statistics reporting, and virtual post office.

Project Management and Network Integration Services
---------------------------------------------------

The Company provides project management and network integration services to facilitate the implementation of customer networks pursuant to design specifications. INCC's project management expertise encompasses legacy technologies and state-of-the-art technologies enabling the rollout of turnkey solutions delivering fully operational enterprise networks. The Company also programs and furnishes premise-based components of integrated networks utilizing complex network technologies across multi-vendor environments. Furthermore, INCC partners with best-of-breed technology providers to ensure cost effective business solutions for its customers.

Network Transport Services
--------------------------

INCC provides a broad range of transport services for multi-location enterprise network connectivity. Services include dedicated private line, frame relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP"). These services are blended with INCC's network management and integration services. To provide transport services, the Company has agreements with a number of carriers, including MCI Worldcom, US West, ICG, TCG, Sprint, AT&T and approximately 30 other LEC's (local exchange carriers) across the country. INCC operates as a FCC approved inter-exchange carrier and a PUC approved local exchange carrier. INCC operates extensive dedicated and frame relay networks, and with affiliated network resources, is able to provide, manage and maintain service across the country. INCC's competitive advantage is its track record in deploying voice-over-data for enterprise networking in both frame relay and internet protocol environments.

Strategy
--------

INCC's strategic focus is on delivering increased value to its customers through its unique technical capabilities in data, voice and integrated multi-media enterprise networks. The Company is pursuing three interrelated initiatives:

- Strengthen its long-standing reputation as an innovator in the application of networking technologies for business solutions with the launch of additional employee training and educational programs.

- Strengthen its position as the foremost network services and integration company in the region.

- Secure wholesale national partnerships to leverage its Network Control Center, knowledge base and technical infrastructure.

INCC is well positioned to take advantage of advancements in and convergence of communications technology through its extensive data and voice engineering expertise and its ability to deliver value-added services for enterprise-wide communications. INCC promotes life cycle management of the networking infrastructure for its growing installed base. Customers benefit by using multiple INCC services, maximizing their use of the Company's technical resources. Currently, many customers contract with INCC for multiple services. The Company attributes the growth in sales of Network Services to its strategy of delivering increased value both by being a complete service provider and by cross-selling its services to a long-standing customer base.

INCC will continue to provide expertise in areas such as packet switching technologies like Frame Relay, ATM and IP. In addition, the Company plans on adding more value-added services to integrated system and network designs to increase its recurring revenue base. The Company will continue to leverage vendor relationships and strengthen technical skill sets.

Industry Overview and Market Niche
----------------------------------

Enterprises are accelerating the deployment of increasingly complex network architectures. This is due to technology advancements for business applications that reduce operating expenses and improve customer care. Advancements in WAN technologies such as ATM switches, frame relay switches, and IP tools, enable businesses to reach and serve broader customers bases faster and more efficiently than ever. In addition, hardware and carrier technologies have enabled data and voice applications to run on a common infrastructure thereby reducing operating expenses, especially for businesses operating in a WAN environment. Furthermore, intranets, extranets and virtual private networks are becoming viable solutions for enterprises looking to communicate and collaborate with their customers and partners without geographic limitations.

According to IDC, a leading industry research firm, the enterprise networking market is expected to grow 13% in 1999, with emerging sectors expected to grow even faster. In a survey conducted by IDC, a majority of business customers are expected to increase or maintain current spending levels for local area networks
(LANs) and WANs.

Advancements in carrier technologies like IP, ATM and Sonet facilitate simultaneous transportation of data, voice and multimedia applications, at vastly higher speeds and with greater quality of service than previously thought possible. Carrier providers are expected to continue significant network infrastructure investment in order to keep up with the demand for evolving technologies. In addition, cable operators are investing in deployment of two-way broadband services across hybrid fiber coaxial cable providing yet another choice for high-speed data transmission and telephony.

With technology so accessible and affordable and geographic boundaries all but eliminated, enterprises are faced with the same challenges as before, magnified by the probability that their competitors are using technology to win and retain customer loyalty. The challenges businesses, financial institutions, governmental entities and other enterprises are faced with are significant and are centered around:

-    Competitive advantage through information technologies
-    Financial risk associated with network downtime
-    Financial risk associated with new project implementation

-    Network security
-    Shortage of technical personnel

Communications companies who provide solutions to these challenges and can bring together all the components that comprise a network - the systems and equipment that switch, route and terminate information, the circuits that carry information and the services that make the network work and keep it working are well positioned.

Competition
-----------

Industry competition includes a variety of companies from all sectors of the telecommunications industry. Examples include: hardware manufacturers and carriers who sell their own products, sales agents who act on behalf of manufacturers and carriers, and distributors who buy and resell products. Hardware manufacturers include multinational companies like Cisco and Lucent Technologies. Carriers include regional bell operating companies, such as US West, and interexchange carriers such as MCI Worldcom, AT&T and Sprint. Distributors include national systems integrators such as EDS, IBM Global Services and large consulting firms. Although many of the Company's competitors have substantially greater resources, INCC believes its competitive advantage is its broad-based communications services, technical depth and its ability to quickly respond to customer needs.

Government Regulation
---------------------

Certain aspects of the Company's operations are subject to regulation by the Federal Communications Commission ("FCC"). The FCC has the authority to regulate prices charged by inter-city common carriers. In August 1982, the FCC substantially deregulated non-facilities-based, resale carriers such as the Company, and no longer requires certification of these type of carriers or the filing of tariffs. The Company is consequently not obligated to file tariffs with the FCC for the interstate circuits it provides to customers. The Company and other such carriers, however, will still be required to provide service upon reasonable request and will be prohibited from engaging in discriminatory activities.

The Company's ability to provide intrastate circuits is also subject to regulation in each state by the appropriate state regulatory agency. Although the Company has no immediate plans to offer these services, it has been certified by the Colorado Public Utilities Commission to resell intrastate circuits in that state.

Sales
-----

INCC's sales efforts are currently staffed by 27 sales personnel. The Company's sales representatives initially contact potential customers from referrals from other customers or by local market knowledge. Thereafter, the Company is engaged to evaluate and recommend a network integration solution and network services. One of INCC's strengths is the continuing customer relationships that providing both cross selling and repeat business opportunities and a solid base for references. The Company's sales efforts are divided into two areas: one targeting new business and the other targeting INCC's installed base.

Customers
---------

The Company has an installed base of approximately 5,000 business, government and institutional customers, ranging from single location, single system customers to national accounts with integrated networks dispersed over a wide geographic area. No single customer accounted for more than 10% of sales in the fiscal year ended December 31, 1998.

Seasonality
-----------

The sales of the Company are not seasonal to any significant extent. Sales may decrease or increase at various times throughout a year due to customers' purchasing decisions.

Backlog
-------

The Company receives orders for the sale and installation of network systems and network services to be installed and provisioned in the future. As of December 31, 1998 there were orders received from various customers which are expected to account for approximately $3.1 million in future sales for the Company.

In addition, the Company has on-going contracts with customers that range from 3 months to 5 years for network management, maintenance service and transport services which provide monthly recurring revenue to the Company. The total monthly revenue provided by these contracts is approximately $813,000 per month as of December 31, 1998.

Employees
---------

On March 16, 1999, the Company employed 136 full-time employees including 4 executive officers, 27 in sales and marketing, 82 in network operations and technical services, and 23 in accounting, administration, and other support areas

Research and Development
------------------------

INCC is primarily a network integrator and network services provider and as such is not involved in any significant research and development efforts.

Locations
---------

The Company's headquarters and principal office is located at 7100 East Belleview Avenue, Suite 201, Greenwood Village, Colorado 80111. Its telephone number is (303) 770-7600.

Item 2.                            PROPERTIES
                                   ----------
The Company leases under multi-year agreements approximately 47,000 square feet of office and/or office/warehouse space at lease rates ranging from $6.00 to $14.50 per square foot at locations in Greenwood Village, Colorado Springs, Fort Collins, Colorado and Minneapolis, Minnesota.

Item 3.                         LEGAL PROCEEDINGS
                                ----- -----------
On October 14, 1998, the Company filed a complaint against Rocky Mountain Internet, Inc. ("RMI") in the District Court, City and County of Denver, State of Colorado. The complaint relates to RMI's failure to close the merger between the Company and RMI, based on a merger agreement entered into on June 5, 1998. The complaint alleges that RMI breached the merger agreement and made certain misrepresentations to the Company with respect to the merger transaction. The Company has claimed damages of at least $30 million and intends to vigorously pursue the complaint. RMI has counterclaimed that the Company breached the merger agreement by failing to file the merger proxy in a timely manner, misrepresenting the Company's compatibility with RMI and failing to maintain satisfactory business operations. The counterclaim seeks substantial damages based on RMI's inability to complete a $175 million high yield debt offering as a result of the Company's breach of contract. The Company believes RMI's counterclaims are frivolous and without merit and intends to vigorously defend its position and pursue its claim against RMI. In addition, both parties have filed motions for partial summary judgement addressed to the applicability of a provision of the merger agreement which would limit damages upon termination to $1,050,000 for the non-breaching party. While the ultimate outcome of these matters cannot be determined at this time, management does not believe the resolution will have a material adverse affect on the Company's financial position.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------
(a) Principal Market or Markets. The Company's Common Stock is traded on the
    ---------------------------
NASDAQ Small-Cap Market under the symbol INCC.

The following table represents the range of high and low closing prices for the Common Stock for the eight fiscal quarters ended December 31, 1998.

                                  Quarter Ended
                                  -------------
           Apr-30-97        Jul-31-97         Oct-31-97         Dec-31-97
           ---------        ---------         ---------         ---------
           High     Low     High     Low      High     Low      High    Low
           5.56     4.13    8.88     4.63     9.50     7.31     8.00    4.56

                                  Quarter Ended
                                  -------------
           March 31-98      June-30-98        Sept 30-98        Dec 31-98
           -----------      ----------        ----------        ---------
           High     Low     High     Low      High     Low      High    Low
           6.25     4.44    6.75     4.63     6.72     4.38     5.25    2.13

(b) Approximate Number of Holders of Common Stock and Warrants. As of January
    ----------------------------------------------------------
22, 1999, there were 122 record holders and an additional estimated 1,500 beneficial holders of INCC's Common Stock.

(c) Dividends. The Company has paid no cash dividends on its Common Stock and
    ---------
has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, the Company's future earnings, requirements for capital improvements and financial condition. The current loan agreement requires lender approval of dividend payments.

Item 6. SELECTED FINANCIAL DATA

                                                                                                           11 Mos.          Year
                                                                                                           Ended            Ended
                                                                  Year Ended January 31,              December 31,(1)   December 31,
                                                      ------------------------------------------      ---------------   ------------
                                                        1995             1996             1997             1997             1998
                                                      --------         --------         --------         --------         --------
Statement of Operations Data:
Revenue .......................................       $ 16,350           18,528           26,505           33,113         32,086
Cost of  sales ................................         11,996           13,502           18,815           23,693         23,688
Gross margin ..................................          4,354            5,026            7,690            9,420          8,398
Selling, general and administrative
  expenses ....................................          6,276            5,806            8,246           12,370         14,121(3)
Operating  loss ...............................         (1,922)            (780)            (556)          (2,950)        (5,723)
Interest  expense .............................             45              325              378              400            643
Net loss from continuing operations ...........         (1,830)            (997)            (934)          (3,350)        (6,366)
Net loss per share from continuing
   operations(2) ..............................       $  (0.78)           (0.41)           (0.28)           (0.64)         (1.15)

Other Data:
Net cash provided - (used in) by:
    Operating activities ......................            295              (66)          (3,143)             732         (4,826)
    Investing activities ......................         (1,563)            (724)            (604)            (995)          (135)
    Financing activities ......................          1,125              691            2,590            1,873          5,180

Balance Sheet Data:
Cash and cash equivalents .....................       $    572              473              643               --            664
Working capital (deficit) .....................          2,052              892            5,990           (1,488)         4,536
Total assets ..................................          7,064            7,450           18,372           18,113         16,767
Notes payable net of current portion ..........             --               --            5,587              209          3,585
Total Stockholders' Equity ....................       $  3,853            2,917            7,405            5,984          4,315

---------------------
(1) INCC elected to change its fiscal year from January 31 to December 31 effective February 1, 1997.
(2)  Loss per share is computed based on 2,352,000; 2,397,000; 3,371,000;
     5,216,000; and 5,523,000 shares outstanding for 1995, 1996, 1997, the eleven months ended December 31, 1997, and the year ended December 31, 1998, respectively. This represents the weighted average common shares outstanding for both basic and diluted earnings per share for each period.
(3) Selling, general and administrative expenses includes $936,000 of restructuring cost and $1,215,000 of goodwill impairment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements. The Company acquired Interwest and its subsidiaries on September 1, 1996. The results of operations for the period of September 1, 1996 to January 31, 1997 of Interwest are included in the results of operations of INCC for fiscal 1996 and periods thereafter.

The Company elected to change its fiscal year end to December 31 from January 31, effective February 1, 1997. References to fiscal 1996 relate to the year ended January 31, 1997. References to fiscal 1997 relate to the eleven months ended December 31, 1997. References to fiscal 1998 relate to the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital Resources

On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a wholly owned subsidiary of Anschutz Company. Under the terms of the agreement, the Company issued Series A 7-1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5.0 million. On December 30, 1998, $2.5 million was funded to the Company, of which $650,000 was restricted for payment on the Company's credit facility. Of the balance of the proceeds, $300,000 was used to pay down the note from the related party, and $1,550,000 was used for working capital. The remaining $2.5 million was funded to escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. The Company used $850,000 to pay down the Company's credit facility, $1,300,000 to pay the balance of the note from the related party, and $350,000 for working capital purposes. As a result of this equity investment, the Company reduced its debt by $3.1 million.

On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility. On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. The new facility consists of a line-of-credit of $4,350,000 through March 31, 1999 and $4,000,000 thereafter with interest at prime plus 1% (8.75% at December 31, 1998). As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. In accordance with the agreement with the Bank, the Company paid down the amount outstanding by $650,000 on January 4, 1999. The cash used to make this payment was reflected as restricted cash at December 31, 1998. The line-of-credit is collateralized by accounts receivable and inventory and matures on March 1, 2000.

In March 1998, the Company received $1.6 million from a related party in exchange for a convertible promissory note ("Note"), due March 1999. The Note bears interest at 10% and interest payments are due quarterly. The Note includes a conversion clause which allows conversion if the Note is not paid when due and carries a conversion price of $4.25 per common share. At December 31, 1998, $1,300,000 was outstanding on this note. This note was paid in full upon release of the escrowed funds as mentioned above.

Liquidity

The Company's cash position increased by $664,000 in 1998. Of this increase, $650,000 was classified as restricted cash at December 31, 1998, and used to pay down the line of credit on January 4, 1999. The Company's current ratio improved to 1.52 at December 31, 1998, as compared to .87 at December 31, 1997, and 2.19 at January 31, 1997. Significant factors in the improvement of the current ratio were the reclassification of a portion of the Company's bank note payable from short-term to long-term, due to a renegotiation of the credit facility, and the subscription receivable for the balance of the preferred stock investment. The Company's cash position decreased by $571,000 in 1997.

The Company had an outstanding receivable at December 31, 1997, related to a project for which the Company was a subcontractor. This receivable related to the cost of delays and inefficiencies, as a result of environmental hazards at the worksite. The Company sold this receivable to a related party during the fourth quarter of 1998 for $500,000 recognizing a loss on the receivable of $109,000.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns was $5,637,000 at December 31, 1998, as compared to $4,907,000 at December 31, 1997, and $4,765,000 at January 31, 1997. The Company continues to have some problems with descriptive information provided on invoices for recurring services produced out of the new management information system, resulting in customers requesting additional details. The Company has committed extra resources to address these issues. In addition, the Company provided for increases in the allowance for doubtful accounts of $220,000 in the third quarter of 1998. The balance of the allowance for doubtful accounts was $472,000 at December 31, 1998, as compared to $301,000 at December 31, 1997, and $304,000 at January 31, 1997.

Accounts payable and accrued expenses at December 31, 1998 were $3,741,000, as compared to $4,706,000 at December 31, 1997. The additional working capital provided by the equity investment at December 30, 1998, contributed to the decrease at December 31, 1998. Declines in the Company's cash position in 1997 caused the company to extend the time in which it paid its vendors at December 31, 1997.

The Company's investment in equipment in support of its technical operations was $188,000 in 1998, $995,000 in 1997 and $682,000 in 1996.

The balance of goodwill as of December 31, 1998 is $838,000. Goodwill represents the balance paid for an acquired entity in excess of the net assets of the acquired company prior to the acquisition. The goodwill included in the balance sheet relates to the acquisition of Interwest. The goodwill is being amortized over a remaining period of 11 years.

RESULTS OF OPERATIONS:
---------------------

**As previously noted, references to fiscal 1997 relate to the eleven month period ended December 31, 1997.

The Company recorded a loss from continuing operations of $6,366,000 for fiscal 1998. This loss includes restructuring costs of $936,000, product line discontinuation related to the restructuring of $409,000, direct out-of-pocket expenses associated with the failed merger of $165,000 and goodwill impairment of $1,215,000. This compares to a loss of $3,350,000 and $934,000 in fiscal 1997 and 1996, respectively. The 1997 loss included goodwill impairment of $259,000 and a loss from the sale of a subsidiary of $152,000. In addition, the Company experienced a loss from discontinued operations of $1,173,000, $1,225,000 and $191,000 in fiscal 1998,1997 and 1996, respectively.

Continuing Operations
---------------------

Revenue

Revenue in fiscal 1998 decreased by $1,027,000, or 3%, as compared to fiscal 1997. This decrease is due, in part, to the phase out in 1997 of the Telesales division, which accounted for $1,490,000 of 1997 revenue. In addition, the 1997 revenue included $545,000 of revenue related to a subsidiary, Work Telcom Services, Inc. ("WTS"), which was sold in 1997. Revenue on continuing business increased in fiscal 1998 by $1,008,000, or 3% when compared to fiscal 1997. This increase is primarily services revenue and is the result of the Company's strategy to cross-sell services to its customers.

Revenue in fiscal 1997 increased by $6,608,000 or 25%, as compared to fiscal 1996. The acquisition of Interwest accounted for $8,503,000 of the increase while the Company's net sales (on a stand-alone basis) decreased by $1,895,000, or 11%. The primary cause for the decrease in the Company's (on a stand-alone basis) sales was the reduction in equipment sales from fiscal 1996 to fiscal 1997 (a $1,863,000 decrease). A number of factors contributed to this decrease. The prior year results included $989,000 of equipment sales from the Company's "Indirect Sales Department," which was eliminated in early 1996. Also, the Company (on a stand-alone basis) had been reducing its emphasis on equipment sales that did not include any recurring services. There was an intentional effort to sell "total network systems" as opposed to equipment only, which must usually be sold at lower margins because of increasing price competition. Although the conversion to this type of sale by the Company (on a stand-alone basis) began in fiscal 1996, this approach was expanded during fiscal 1997 and resulted in the decrease in equipment sales

Gross Margin
------------

The gross margin percentage for 1998 was 26.2% compared to 28.5% in 1997. The decrease in gross margin was due, in part, to the Company's restructuring, which included discontinuing certain product lines resulting in expenses of $409,000. This expense accounts for 1.3% of the decline in the gross margin. The remaining decline was due to tightening margins on network integration sales and lower returns in carrier services, a component of network services.

The gross margin percentages for fiscal 1997 and 1996 were not significantly different. The consistent gross margin from year to year is primarily attributable to the consistency of equipment and services revenue mix from fiscal 1996 (50% equipment sales as percentage of total sales) as compared to fiscal 1997 (51%).

Selling
-------

Selling expenses for 1998 decreased by $630,000, or 11% as compared to fiscal 1997. Selling expenses as a percentage of revenue were 15.8% in 1998 compared to 17.3% in 1997. The decrease in selling expenses and percentage of revenue is attributable to the controls and cost containment measures implemented in the restructuring in March of 1998.

Selling expenses were considerably higher in fiscal 1997 as compared to fiscal 1996. As a percentage of revenue, selling expenses increased from 15.1% to 17.3%. Both Interwest and the Company (on a stand-alone basis) contributed to higher selling expenses due to the increase in sales staff and higher fixed costs for increased salaries.

General and Administrative
--------------------------

General and administrative expenses increased by $489,000 in fiscal 1998 compared to fiscal 1997. As a percentage of revenue general and administrative expenses increased from 19% in 1997 to 21% in 1998. The increase is primarily due to increases in the allowance for doubtful accounts of $171,000, costs associated with the failed merger with RMI of $165,000, loss on sale of an account receivable of $109,000, settlement costs of $63,000 and various personnel costs of $463,000 which were incurred prior to the restructuring.

General and administrative expenses increased by $2,138,000 in fiscal 1997 compared to fiscal 1996. As a percentage of revenue general and administrative expenses increased from 16% in fiscal 1996 to 19% in fiscal 1997. A contributing factor to the increase was goodwill and intangible amortization expense which increased from $98,000 in fiscal 1996 to $406,000 in fiscal 1997, primarily due to the acquisition of Interwest. General and administrative expenses for fiscal 1997 also include a loss on the sale of the Company's interest in WTS, in the amount of $152,000 in fiscal 1997. The Company's basis in the shares of WTS was $309,000 and the shares were sold for $157,000. The Company received half of the sales price in cash and the other half in a note, secured by the shares sold, payable over five years. WTS contributed $28,000 towards the Company's loss in fiscal 1997 and was considered to be non-core in its future operations.

Restructuring
-------------

In March 1998, the Company announced a restructuring plan aimed at tightening the strategic focus on the data communications network service market. Management determined the Company had over-extended resources in the Rocky Mountain region and had evolved into an overly complex organization. Accordingly, the number of departments was reduced, employees were separated from the Company, the number of manufacturers' product lines were reduced and the wholesale engineering services business, launched during the fourth quarter of the fiscal year ended December 31, 1997, was closed.

The restructuring resulted in the Company recognizing expenses totaling $1,345,000 for the year ended December 31, 1998. The restructuring charge, as initially recorded in the three month period ended March 31, 1998, was based on management's best estimates at the time. As a result of the actual costs of the restructuring, the Company revised its estimates.

A description of the major components of the restructuring expense and the product line reduction are as follows:

Employee Severance of $664,000: The Company severed 50 positions, closed the wholesale engineering business and accepted the resignations of the Company's former president, CEO and a Director, and the Company's former secretary, vice president - administration and a director. The severed employees each signed a Severance Agreement and Legal Release, which provided them 30 days severance pay and continued health insurance coverage for the month of April 1998. As disclosed in the Company's Definitive Proxy Statement filed April 23, 1998, the former president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of two years severance at a rate of $160,000 per year. Also, as described in the Definitive Proxy Statement, the former secretary and vice president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of twelve months severance pay at a rate of $100,000 per year.

Facilities Consolidation of $229,000: The facilities consolidation expense includes the cost of leased space which would no longer be required by the Company, for the period from the date of the restructuring to the estimated date of securing a sublease and the related real estate brokers commissions for subletting the space. In addition, the expense includes the net furniture costs in excess of expected trade in or sales value.

Other of $43,000: Other represents legal fees related to the severance plan and agreements and disposition of vehicles related to the restructuring.

Product Line Reduction of $409,000: The Company's restructuring plan included a clearly defined approach to hardware and material offerings. The Company undertook a review of the then offered products which included the product and technical support requirements and the manufacturer's warranty, quality standards and support standards. As a result of this review, the Company reduced the number of approved vendors from 51 to 22. This reduction in product offerings allows the Company to reduce future training costs and allow its technicians to be more proficient on the products offered. The product line reduction expense represents inventory that would no longer be offered as part of the Company's standard product offerings and has been included in cost of sales.

The balance of these restructuring expenses remaining to be funded as of December 31, 1998 was approximately $135,000.

Goodwill Impairment

The Company recognized an impairment of goodwill in the amount of $1,215,000 in fiscal 1998. The goodwill arose from the 1996 purchase of Interwest. This non-cash charge represents the difference between the historical book value of the goodwill and the discounted cash flow expected from the related operations.

The Company recognized an impairment of goodwill in the amount of $259,000 in fiscal 1997. The impairment was determined based on a comparison of the realizable value of the goodwill to its book basis. The goodwill relates to a 1996 purchase business combination and was determined to have been impaired because the purchased business was generating recurring operating losses and key employees were transferred to other operating units of the Company.

Discontinued Operations

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The subsidiaries have been accounted for as discontinued operations in accordance with APB 30. The remaining assets and liabilities of the subsidiaries at December 31, 1998 primarily consisted of accounts receivable and accounts payable.

The Company executed a Stock Purchase Agreement on April 30, 1998 for the sale of its 80% ownership of the common stock of Omega to Omega's vice president and sole minority shareholder. The consideration for the sale of Company's common stock ownership of Omega was $209,000.

The Company executed an Agreement on April 30, 1998 for the transition of the business activities of its wholly owned subsidiary, ICNS, to a newly formed corporation ("MetroWest") owned and operated by the principal managers of ICNS. The Agreement specifies that MetroWest shall satisfactorily complete the ICNS contracts existing at April 30, 1998. ICNS shall pay MetroWest incentive compensation for the completion and final customer acceptance of ICNS contracts. As of December 31, 1998, all of the contracts were completed.

As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Subsidiaries or the related interim period results of operations. Based, in part, on the definitive agreements entered into on April 30, 1998, and an agreement entered into by the Company to terminate the last major contract to be completed under the Company's plan to divest of ICNS, management determined that a net loss on disposal would be incurred as well as operating losses. Management has revised its estimates in the financial statements for the year ended December 31, 1998. The Company recognized a loss of $1,173,000 from discontinued operations for fiscal 1998, as compared to $1,225,000 for fiscal 1997, and $191,000 for fiscal 1996.

Year 2000 Risks
---------------

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations.

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

For categories (a) and (b), the Company has substantially completed its inventory and assessment of the software and devices involved. During this inventory phase, the project team has been working with third party equipment and software vendors to assess whether these devices and software programs are date dependent and whether it is anticipated that they will be Year 2000 compliant. In addition, the Company has commenced a detailed inventory and assessment process for categories (c) and (d).

As of the first quarter of 1999, testing, remediation and replacement had commenced for all categories. The Company has not developed a contingency plan that would be utilized if current efforts by the Company and its vendors are unsuccessful.

In the event that the Company acquires other assets or businesses, the software and hardware acquired by the Company in connection with those business combinations may also be Year 2000 non-compliant.

There can be no assurance that the Year 2000 issues will be resolved in 1999. The Company does not currently have an estimate of the total costs required for this effort and may incur significant costs in resolving its Year 2000 issues. If not resolved, this issue could have a material adverse impact on the Company's business, operating results, financial condition and cash flow.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's credit facility. The Company's credit facility is a line of credit with an interest rate based on the prime rate plus 1%. The credit facility matures on March 1, 2000. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of December 31, 1998, the Company's outstanding balance on the credit facility was $5,000,000.

Sensitivity Analysis. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company has a $5 million balance outstanding under the line of credit. The monthly interest payment, if the rate stayed constant, would be approximately $36,500. If the prime rate rose 100 basis points, the monthly interest payment would be approximately $40,600. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------


     The following Financial Statements are filed as part of this Report:

                                                                           Page
                                                                           ----

     Independent Auditors' Reports                                         18-19

     Consolidated Balance Sheets, December 31, 1998 and December 31,
     1997                                                                  20

     Consolidated Statements of Operations, For the Periods Ended
     December 31, 1998, December 31, 1997 and January 31, 1997             21

     Consolidated Statement of Stockholders' Equity, For the Period
     from January 31, 1996 through December 31, 1998                       22


     Consolidated Statements of Cash Flows, For the Periods Ended
     December 31, 1998, December 31, 1997 and January 31, 1997             23

     Notes to Consolidated Financial Statements                            24-37

                    Independent Auditors' Report
                    ----------------------------


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


HEIN + ASSOCIATES LLP


May 2, 1997

                          Independent Auditors' Report
                          ----------------------------




The Board of Directors and Stockholders
Internet Communications Corporation:


We have audited the accompanying consolidated balance sheets of Internet Communications Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and the eleven-month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Communications Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the eleven-month period ended December 31, 1997 in conformity with generally accepted accounting principles.




KPMG LLP


March 30, 1999

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

December 31, 1998 and
December 31, 1997

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                            1998             1997
                                                                                                          --------         --------
Assets
------
Current assets:
    Cash                                                                                                  $     14               --
    Restricted cash                                                                                            650               --
    Trade receivables, net of allowance for doubtful accounts and sales returns of
          $472 and $301 at December 31, 1998 and 1997, respectively                                          5,637            4,907
    Subscription receivable from a related party                                                             2,500               --
    Inventory                                                                                                3,296            3,255
    Prepaid expenses and other                                                                                 350              328
    Costs and estimated earnings in excess of billings                                                         772            1,825
                                                                                                          --------         --------
              Total current assets                                                                          13,219           10,315

Equipment, net                                                                                               1,458            2,015
Goodwill, net                                                                                                  838            2,198
Spares inventory                                                                                               252              507
Net assets of discontinued operations                                                                          460            2,078
Other assets, net                                                                                              540            1,000
                                                                                                          --------         --------
              Total assets                                                                                $ 16,767           18,113
                                                                                                          ========         ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Notes payable                                                                                         $  1,569            4,435
    Notes payable to a related party                                                                         1,300               --
    Accounts payable                                                                                         2,933            3,516
    Accrued expenses                                                                                           808            1,190
    Billings in excess of costs and estimated earnings                                                       1,239            1,537
    Unearned income and deposits                                                                               834            1,125
                                                                                                          --------         --------
              Total current liabilities                                                                      8,683           11,803
                                                                                                          --------         --------

Notes payable                                                                                                3,585              209
Deferred revenue                                                                                               184              117
                                                                                                          --------         --------
              Total liabilities                                                                             12,452           12,129
Stockholders' equity:
    Preferred stock, 100,000,000 shares authorized Series A Convertible
       Preferred Stock, issued and outstanding
       50,000 shares, stated value of $100.00                                                                5,000               --
    Common stock, no par value, 20,000,000 shares authorized, 5,617,637 and 5,397,887 shares issued and outstanding at December 31, 1998
          and 1997, respectively                                                                            14,826           13,965
    Stockholders' notes                                                                                        (22)             (31)
    Accumulated deficit                                                                                    (15,489)          (7,950)
                                                                                                          --------         --------
              Total stockholders' equity                                                                     4,315            5,984
Commitments and contingencies (note 6)
                                                                                                          --------         --------
              Total liabilities and stockholders' equity                                                  $ 16,767           18,113
                                                                                                          ========         ========
See accompanying notes to consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Year Ended December 31, 1998,
Eleven Months Ended December 31, 1997 and
Year Ended January 31, 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                            December 31,           December 31,          January 31,
                                                                               1998                   1997                   1997
                                                                             --------               --------               --------
Revenue:
   Network integration                                                       $ 17,415                 20,744                 14,764
   Network services                                                            14,671                 12,369                 11,741
                                                                             --------               --------               --------

           Total revenue                                                       32,086                 33,113                 26,505

Cost of sales                                                                  23,688                 23,693                 18,815
                                                                             --------               --------               --------

           Gross margin                                                         8,398                  9,420                  7,690
                                                                             --------               --------               --------

Operating expenses:
   Selling                                                                      5,092                  5,722                  3,995
   General and administrative                                                   6,878                  6,389                  4,251
   Restructuring                                                                  936                     --                     --
   Goodwill impairment                                                          1,215                    259                     --
                                                                             --------               --------               --------

           Operating expenses                                                  14,121                 12,370                  8,246
                                                                             --------               --------               --------

Operating loss                                                                 (5,723)                (2,950)                  (556)

Interest expense, net                                                            (643)                  (400)                  (378)
                                                                             --------               --------               --------

Loss from continuing operations                                                (6,366)                (3,350)                  (934)

Discontinued operations -
   Loss from operations                                                          (206)                (1,225)                  (191)
   Estimated loss on disposal                                                    (967)                    --                     --
                                                                             --------               --------               --------

Net loss                                                                     $ (7,539)                (4,575)                (1,125)
                                                                             ========               =========               ========

Loss per share - basic and diluted:
   Weighted average common shares
         outstanding                                                            5,523                  5,216                  3,371

   Loss from continuing operations                                           $  (1.15)                 (0.64)                 (0.28)
   Loss from discontinued operations                                         $  (0.21)                 (0.24)                 (0.05)

   Net loss                                                                  $  (1.36)                 (0.88)                 (0.33)

See accompanying notes to consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(In Thousands Except Share Amounts)

Year Ended December 31, 1998
Eleven Months Ended December 31, 1997
Year Ended January 31, 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       Stockholder's
                                                  Preferred Stock          Common stock       Stockholders' Accumulated   Equity
                                               Shares       Amount     Shares         Amount      Notes       Deficit     Total
                                               ------       ------     ------         ------      -----       -------     -----
Balances, January 31, 1996                           --     $   --    2,400,686      $ 5,198        (31)       (2,250)    2,917

Stock options exercised                              --         --        6,500           20         --            --        20
Stock issued in connection with purchase of
    Interwest                                        --         --    2,306,541        5,480         --            --     5,480
Stock issued in connection with purchase of          --
    Paragon                                          --         --       25,000          113         --            --       113
Net loss                                             --         --           --           --         --        (1,125)   (1,125)
                                              ---------     ------   ----------      -------      -----       -------    ------

Balances, January 31, 1997                                            4,738,727       10,811        (31)       (3,375)    7,405

Stock options exercised                              --         --        8,333           41         --            --        41
Stock issued in connection with purchase of
    Pueblo                                           --         --       12,570          100         --            --       100
Stock issued in connection with private
    placement, net                                   --         --      631,579        2,973         --            --     2,973
Stock issued to directors and advisors               --         --        6,678           40         --            --        40
Net loss                                             --         --           --           --         --        (4,575)   (4,575)
                                              ---------     ------   ----------      -------      -----       -------    ------

Balances, December 31, 1997                          --         --    5,397,887      $13,965        (31)       (7,950)    5,984

Stock options exercised                              --         --      219,750          916         --            --       916
Series A Convertible Preferred stock issued,
     net of costs                                50,000      5,000           --          (55)        --            --     4,945
Payment on stockholders' note                        --         --           --           --          9            --         9
Net loss                                             --         --           --           --         --        (7,539)   (7,539)
                                              ---------     ------   ----------      -------      -----       -------    ------

Balances, December 31, 1998                      50,000     $5,000    5,617,637      $14,826        (22)      (15,489)    4,315
                                              =========     ======   ==========      =======      =====       =======    ======

See accompanying notes to consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year Ended December 31, 1998,
Eleven Months Ended December 31, 1997, and
Year Ended January 31, 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                                         December 31     December 31     January 31
                                                                                            1998            1997            1997
                                                                                          -------         -------         -------
Cash Flows from operating activities:
   Net loss from continuing operations                                                    $(6,366)         (3,350)           (934)
   Adjustments to reconcile income from continued operations
      to net cash provided by (used in) operating activities
         Depreciation and amortization                                                      1,262           1,469             932
         Allowance for doubtful accounts and sales returns                                    171             301              61
         Goodwill impairment                                                                1,215             259              --
   Changes in operating assets and liabilities, net of effect from disposition of businesses:
         Trade receivables                                                                   (901)          1,567          (2,149)
         Inventory                                                                             38          (1,130)            860
         Prepaid expenses and other                                                           184             270             127
         Costs and estimated earnings in excess of billings                                 1,053          (1,114)             --
         Accounts payable and accrued expenses                                               (960)            762          (2,187)
         Billing in excess of costs and estimated earnings                                   (298)          1,537              --
         Deferred revenue and extended warranty                                              (224)            144             147
                                                                                          -------         -------         -------
            Net cash  provided by (used in)  operating  activities of
              continued operations                                                         (4,826)            732          (3,143)
            Net cash  provided by (used in)  operating  activities of
              discontinued operations                                                         445          (2,164)          1,255
Cash flows from investing activities:
   Capital expenditures                                                                      (135)           (995)           (682)
   Cash acquired through business acquisitions                                                 --              --              78
                                                                                          -------         -------         -------
            Net cash used in investing activities of continued
              operations                                                                     (135)           (995)           (604)
Cash flows from financing activities
   Proceeds from debt                                                                       6,265          11,766           6,567
   Repayment of debt                                                                       (5,755)        (12,906)         (2,561)
   Proceeds form related party note                                                         1,600              --              --
   Repayment of note/advances from related party                                             (300)             --          (1,436)
   Proceeds from sale of common including exercise of stock options                           916           3,013              20
   Proceeds from sale of preferred stock, net                                               4,945              --              --
   Escrow of proceeds from sale of preferred stock                                         (2,500)             --              --
   Repayment of stockholders' note                                                              9              --              --
                                                                                          -------         -------         -------
            Net cash provided by financing activities of
              continued operations                                                          5,180           1,873           2,590
                                                                                          -------         -------         -------
            Increase (decrease) in cash and cash equivalents                                  664            (571)             98
Cash and cash equivalents, at beginning of period                                              --             571             473
                                                                                          -------         -------         -------
Cash and cash equivalents, at end of period                                               $   664              --             571
                                                                                          =======         =======         =======
Supplemental disclosure of cash flow information
Cash paid during the year for interest                                                    $   582             391             316

See accompanying notes to consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     General

     Internet Communications Corporation ("INCC" or "the Company") is a multi-faceted telecommunications integration and network services company. INCC specializes in the design, implementation, maintenance and management of premise and network-based communications for wide area networks ("WANs"). The Company targets medium-sized corporations and institutions that use technology to operate and optimize their business over data, voice and integrated networks.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries Interwest and Interwest Cable Network Systems, Inc. (ICNS); and its 80% subsidiary, Omega Business Communications Services, Inc. (Omega). ICNS and Omega have been accounted for as discontinued operations, as more fully described in Note 10. All material intercompany transactions and amounts have been eliminated in consolidation.

     Change in Fiscal Year End

     The Company changed its fiscal year end to December 31 from January 31, effective February 1, 1997. References to fiscal year 1996 relate to the year ended January 31, 1997.

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

     Substantially all of the Company's accounts receivable result from data and telecommunications services and hardware sales. Historically, credit losses incurred by the Company have not been significant. The Company's activities are primarily located in the State of Colorado, however, activities are conducted throughout the United States.

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

     Equipment consists of the following at December 31, 1998 and 1997 (in thousands):

                                                          1998       1997
                                                        -------    -------
     Telecommunications equipment                       $ 2,392      2,338
     Office furniture and equipment                       2,178      2,159
     Transportation equipment                                 5         60
     Leasehold improvements                                 482        482
                                                        -------    -------
                                                          5,057      5,039
     Less accumulated depreciation and amortization      (3,599)    (3,024)
                                                        -------    -------

              Total                                     $ 1,458      2,015
                                                        =======    =======

     Goodwill

     The excess of the purchase price over the net fair value of assets and liabilities acquired in the acquisition of Interwest is recorded as goodwill. Goodwill is being amortized on a straight-line basis over a remaining period of 11 years. Accumulated amortization at December 31, 1997 is approximately $360,000. At December 31, 1998, there is no accumulated amortization after giving effect to the goodwill impairment recorded in 1998. The amortization expense for the year ended December 31, 1998, the eleven months ended December 31, 1997 and the year ended January 31, 1997 for the above goodwill was approximately $199,000, $168,000 and $66,000, respectively.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     Other Assets

     Other assets is comprised primarily of noncompete agreements and purchased customer lists which are being amortized on a straight-line basis over five years. At December 31, 1998 and 1997, the related accumulated amortization is approximately $739,000, and $456,000.

     The amortization expense for the year ended December 31, 1998, the eleven months ended December 31, 1997 and the year ended January 31, 1997 for the above intangibles was approximately $283,000, $406,000 and $98,000, respectively.

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

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     Loss Per Share

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the year ended December 31, 1998, the 11 months ended at December 31, 1997 and the year ended January 31, 1997, as all of the Company's potentially dilutive securities were anti-dilutive during these periods. If the effect had been dilutive, potential common shares would have included the effects of the assumed conversion of the preferred shares and the assumed exercise of the outstanding options and warrants using the treasury stock method of assumed conversion. The convertible preferred shares are convertible or convert into 2,222,222 shares of Company common stock. The outstanding options and warrants would have been anti-dilutive, even if the Company had net income in the three years presented, because of the relationship between the exercise price and the quoted market price of the Company stock.

     Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's consolidated financial statements are based on a number of significant estimates, including the percentage of completion on projects in progress at year-end which is the basis for the calculation of revenue earned for these projects. The Company's estimates to complete are determined by management for all projects in process at year-end and could change as future information becomes available. Management believes it is reasonably possible that there will be changes to total revenues and expenses on projects in process at year-end through change orders that will affect these projects' ultimate profitability.

     Fair Value of Financial Instruments

     The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At December 31, 1998 and 1997, the Company believes the carrying values of its receivables, notes payables and accounts payable approximate their estimated fair values.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies (continued)

     Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, in accordance with Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Fair value of the asset may be determined by sales of similar assets, or other estimates of fair value such as discounting estimated future cash flows. Any impairment provisions recognized are permanent and may not be restored in the future.

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

     Impact of recently issued accounting pronouncements

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

     Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentations. Such reclassifications has no effect on net income.

(2)  Acquisitions

     In September 1996, the Company acquired the outstanding common stock of Interwest through the issuance of 2,306,541 shares of its common stock, which was valued at approximately $5,480,000. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the net liabilities acquired is being amortized over a period not to exceed 15 years.

     Additionally, in October 1996, the Company purchased the assets of another entity for 25,000 shares of the Company's common stock and accounted for the acquisition under the purchase method of accounting.

     During 1997, the Company acquired its remaining interest in Interwest Communications Pueblo Corporation for 12,570 shares of common stock, valued at $100,000. Any pro-forma results of operations are immaterial to the consolidated financial statements.

(3)  Contracts in Progress

     Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements are as follows (in thousands):

                                                                      1998       1997
                                                                    -------    -------
        Costs incurred on uncompleted contracts                     $ 4,385      5,879
        Estimated earnings                                            1,447      1,790
                                                                    -------    -------
                                                                      5,832      7,669
        Less:  Billings to date                                       6,299      7,381
                                                                    -------    -------
                                                                    $  (467)       288
                                                                    =======    =======

        Included in the accompanying balance sheet accounts under
        the following captions:
        Costs and estimated earnings in excess of billings          $   772      1,825
        Billings in excess of costs and estimated earnings            1,239      1,537
                                                                    -------    -------
                                                                    $  (467)       288
                                                                    =======    =======

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


--------------------------------------------------------------------------------

     The Company has entered into various contracts for the installation of wide-area and local-area data and voice networks. Progress billings are made to customers upon contract acceptance and completion of certain milestones. The Company expects to bill and collect all costs and estimated earnings in excess of billings as of December 31, 1998 in 1999.

(4)  Goodwill

     In 1998, the Company recognized a goodwill impairment of $1,215,000. The goodwill arose from the 1996 purchase of Interwest. This non-cash charge represents the difference between the historical book value of the goodwill and the discounted estimated future cash flows expected from the related operations. Considerable management judgement is necessary to estimate discounted future cash flows. Accordingly, actual results could vary from such estimates.

     In 1997, the Company recognized a goodwill impairment of $746,000 which is directly associated with discontinued operations (note 10). The goodwill is related to two of the Company's non-core business segments which the Company's Board of Directors adopted a plan to sell during 1998.

     In addition, in 1997, the Company recognized a goodwill impairment of $259,000. The goodwill relates to a 1996 purchase business combination and was determined to have been impaired because the purchased business was generating recurring operating losses and key employees were transferred to other operating units of the Company.

(5)  Notes Payable

     On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility. On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. The new facility consists of a line-of-credit for $4,350,000 through March 31, 1999 and $4,000,000 thereafter with interest at prime plus 1% (8.75% at December 31, 1998). As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. In accordance with the agreement with the Bank, the Company paid down the amount outstanding by $650,000 on January 4, 1999 and by $850,000 on February 24, 1999. The cash used to make the $650,000 payment was reflected as restricted cash at December 31, 1998. The line-of-credit is collateralized by accounts receivable and inventory and matures on March 1, 2000. The credit agreement requires that the Company remain in compliance with certain affirmative and negative covenants. The financial covenants include specific requirements for EBITDA, accounts receivable and accounts payable. In addition, the Company has monthly and quarterly reporting requirements.

     In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share. As of December 31, 1998, the balance on the note was $1,300,000. This amount was paid off on February 24, 1999.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

     The Company also has various notes payable agreements with various individuals totaling approximately $154,000 at December 31, 1998. In general, these notes are unsecured, however, a few are collateralized by certain equipment of the Company. Interest accrues on these notes at between approximately 7% and 14% per annum.

     Future debt maturities as of December 31, 1998 are as follows (in thousands):

                     1999                        $ 2,869
                     2000                          3,557
                     2001                             28
                                                 -------
                                                 $ 6,454
                                                 =======

(6)  Commitments and Contingencies

     The Company leases office space, equipment and vehicles under noncancelable operating leases. Total rental expense for the year ended December 31, 1998, the eleven months ended December 31, 1997 and the year ended January 31, 1997 was $981,000, $929,945 and $688,000, respectively. The total minimum rental commitments as of December 31, 1998 are as follows (in thousands):

                     1999                        $   656
                     2000                            576
                     2001                            510
                     2002                            352
                                                 -------
                                                 $ 2,094
                                                 =======

     The Company also leases telecommunications circuits under noncancelable leases. The Company subleases these circuits to its customers as part of its normal operations. Minimum commitments under these agreements total approximately $920,000 for fiscal 1999, $980,000 for fiscal 2000, $1,200,000 for fiscal 2001, $1,200,000 for fiscal 2002, and only minimal commitments thereafter.

     On October 14, 1998, the Company filed a complaint against Rocky Mountain Internet, Inc. ("RMI") in the District Court, City and County of Denver, State of Colorado. The complaint relates to RMI's failure to close the merger between the Company and RMI, based on a merger agreement entered into on June 5, 1998. The complaint alleges that RMI breached the merger agreement and made certain misrepresentations to the Company with respect to the merger transaction. The Company has claimed damages of at least $30 million and intends to vigorously pursue the complaint. RMI has counterclaimed that the Company breached the merger agreement by failing to file the merger proxy in a timely manner, misrepresenting the Company's compatibility with RMI and failing to maintain satisfactory business operations. The counterclaim seeks substantial damages based on RMI's inability to complete a $175 million high yield debt offering as a result of the Company's breach of contract. The Company believes RMI's counterclaims are frivolous and without merit and intends to vigorously defend its position and pursue its claim against RMI. In addition, both parties have filed motions for partial summary judgement addressed to the applicability of a provision of the merger agreement which would limit damages upon termination to $1,050,000 for the non-breaching party. While the ultimate outcome of these matters cannot be determined at this time, management does not believe the resolution will have a material adverse affect on the Company's financial position.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

(7)  Stockholders' Equity

     The Company has authorized 100,000,000 shares of preferred stock, which may be issued in series and with such preferences as determined by the Company's Board of Directors. On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement, the Company issued 50,000 shares of Series A, 7 1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5.0 million. Of the proceeds, $2.5 million was placed in escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. After the purchase, Interwest Group owns 50% of the outstanding common stock of the Company and 64% on an if converted basis.

     During 1998, 219,750 options to purchase common stock were exercised for total proceeds to the Company of $916,000.

     In April 1997, the Company issued 631,579 shares of common stock for $3,000,000 and 63,158 warrants to purchase common stock at $5.70 per share exercisable for a period of 5 years to Interwest Group.

     During the fiscal year 1996, the Company adopted, and the stockholders approved, an Incentive Stock Plan (Plan), that authorizes the issuance of up to 875,000 shares of common stock. At the Company's Annual Shareholders' meeting held on May 19, 1998, the shareholders approved an amendment to the Company's 1996 Incentive Stock Plan to increase the number of options which may be granted from 857,000 shares to 975,000 shares. Pursuant to the Plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and stock purchase rights or a combination thereof.

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

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

     The following is a summary of activity under these stock option plans for the year ended December 31, 1998, the eleven months ended December 31, 1997 and the year ended January 31, 1997:


                                                                   Weighted
                                                   Number of        average
                                                    shares       exercise price
                                                   ---------     --------------
         Balances, January 31, 1996                 296,800           $3.44

            Granted                                 686,344            4.10
            Exchanged                              (217,900)           3.20
            Exercised                                (6,500)           3.00
            Forfeitures                             (98,900)           4.20
                                                   --------           -----

         Balances, January 31, 1997                 659,844            4.18

            Granted                                 221,800            5.52
            Exercised                                (8,333)           4.95
            Forfeitures                             (40,867)           4.53
                                                   --------           -----

         Balances December 31, 1997                 832,444            4.62

            Granted                                 535,994            3.22
            Exercised                              (219,750)           4.17
            Forfeitures                            (532,044)           5.01
                                                   --------           -----

         Balance, December 31, 1998                 616,644           $3.22
                                                   ========           =====

     The following tables summarize certain information about the Company's stock options at December 31, 1998.

                                     Options outstanding
         -----------------------------------------------------------------------
                                                    Weighted         Weighted
          Range of               Number of          average           average
          exercise              outstanding        remaining          exercise
           prices                 options       contractual life       price
          --------              -----------     ----------------     --------

         $2.25-2.66                350,394          9.6 years         $ 2.39
         $2.67-4.44                164,800          1.6                 3.72
         $4.45-8.88                101,450          4.1                 5.26
                                   -------

         $2.25-8.88                616,644          6.5               $ 3.22
                                   =======

     Of the options outstanding, 225,879 are exercisable as of December 31, 1998 at a weighted average exercise price of $4.32.

     Pro Forma Stock Based Compensation Disclosures

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost was recognized for grants of options during the year ended December 31, 1998, the eleven months

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

     ended December 31, 1997 and year ended January 31, 1997 to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value method described in SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                                  Eleven months
                                                               Year ended             ended           Year ended
                                                               December 31,        December 31,        January 31,
                                                                   1998                1997              1997
                                                                   ----                ----              ----
           Net loss applicable to common shareholders:
                  As reported                                   $  (7,539)             (4,575)          (1,125)
                  Pro forma                                     $  (8,386)             (5,612)          (1,803)

           Net loss per common share - basic and diluted:
                  As reported                                   $   (1.36)              (0.88)           (0.33)
                  Pro forma                                     $   (1.52)              (1.08)           (0.53)

     The per share weighted average fair value of options granted in the year ended December 31, 1998, the eleven months ended December 31, 1997 and the year ended January 31, 1997 on the date of grant was estimated to be $2.58, $4.05 and $2.98, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Year Ended        Eleven Months        Year Ended
                                                     December 31,        December31,        January 31,`
                                                         1998               1997                1997
                                                         ----               ----                ----

               Expected volatility                        96%                57%                 83%
               Risk-free interest rate                     6%                 6%                  7%
               Expected dividends                         --                 --                  --
               Expected term (in years)                    6                 10                  5

(8)  Income Taxes

     Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

     At December 31, 1998 and 1997, these differences consist of the following (in thousands):

                                                         1998             1997
                                                       -------          -------
      Income tax loss carryforward                     $ 4,302            2,401
      Allowance on assets                                  500              263
      Deferred revenue                                      --               53
      Equipment and goodwill  expense                      262              258
      Other                                                 65               40
                                                       -------          -------
                                                         5,129            3,015
          Less valuation allowance                      (5,129)          (3,015)
                                                       -------          -------

                Net                                    $    --               --
                                                       =======          =======

     The Company did not recognize tax benefits in the year ended December 31, 1998, the eleven months ended December 31, 1997 and the year ended January 31, 1997 due to increases in the valuation allowance for deferred tax assets in those periods. The valuation allowance for deferred tax assets increased from $952,000 at January 31, 1997 to $3,015,000 at December 31, 1997 and to $5,129,000 at December 31, 1998, due primarily to an increase in the Company's net operating loss carryforwards.

     As of December 31, 1998, the Company has income tax loss carryforwards of approximately $11,500,000 which expire in the years 2006 through 2018. The utilization of certain of these net operating loss carryforwards have been restricted because of ownership changes. These restrictions limit the amount of utilizable net operating loss carryforwards each year.

(9)  Employee Saving Plans

     The Company had provided two separate savings plans to its' employees: (1) the Internet Communications Employee Retirement Savings Plan and Trust, and
     (2) the Interwest Communications Employee Thrift Retirement Plan. Effective January 1, 1998, the Company adopted a new 401(k) plan. The new plan merged the two existing plans together.

     The Internet Communications Employee Retirement Savings Plan and Trust permits employees to make contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Internet Communications Corporation employees who have been employed with the Company for six months and are at least 21 years of age. Each employee's contribution, up to a maximum of 6%, is matched 50% by the Company. The Company may also make additional cash contributions at the discretion of the Board of Directors. Employees are fully vested in employer contributions after they complete six years of service. Company contributions charged against income for the year ended December 31, 1998, the eleven month period ended December 31, 1997 and for the year ended January 31, 1997 were $122,000, $98,000 and $45,000, respectively.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

(10) Discontinued Operations

     In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments ("Segments"), Omega and ICNS. On April 30, 1998, the Company executed two separate divestiture agreements for the Segments. The Segments have been accounted for as discontinued operations in accordance with APB 30. As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Based, in part, on the definitive agreements entered into on April 30, 1998, and an agreement entered into by the Company to terminate the last major contract to be completed under the Company's plan to divest of ICNS, management determined that a net loss on disposal would be incurred as well as operating losses. Management has revised its estimates in the financial statements for the year ended December 31, 1998. Summarized results of Omega and ICNS for 1997 and 1996 are as follows (dollars in thousands):

                                                          Omega            ICNS
                                                       ------------   -----------
                                                       1997    1996   1997   1996
                                                       ----    ----   ----   ----
             Loss from operations                      $ 476     69    749   122

(11) Restructuring

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

     These restructuring actions resulted in the Company recognizing expenses totaling $1,345,000. In the accompanying financial statements, cost of sales includes $409,000 related to the product line reductions. The remaining $936,000 is classified in operating expenses as restructuring.

     The balance of these restructuring expenses remaining to be funded as of December 31, 1998 was approximately $135,000.

(12) Related Party Transactions

     The Company has entered into certain transactions in the normal course of business with related parties. As of December 31, 1998 and 1997, the Company had outstanding related party receivables of $182,000 and $448,000, which are included in trade receivables, and related party payables of $103,000 and $129,000 which are included in accounts payable and accrued expenses.

     The Company had an outstanding receivable at December 31, 1997, related to a project for which the Company was a subcontractor. This receivable related to the cost of delays and inefficiencies,

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

     as a result of environmental hazards at the worksite. The Company sold this receivable to a related party during the fourth quarter of 1998 for $500,000 recognizing a loss on the receivable of $109,000. The Company is required to pursue collection of the receivable and is subject to reimbursing the purchaser up to $100,000 if the actual collection does not exceed $500,000.

(13) Year 2000 Risks

     Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day to day operations.

     The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. As of the first quarter of 1999, testing, remediation and replacement had commenced. The Company has not developed a contingency plan that would be utilized if current efforts by the Company and its vendors are unsuccessful.

     There can be no assurance that the Year 2000 issues will be resolved in 1999. The Company does not currently have an estimate of the total costs required for this effort and may incur significant costs in resolving its Year 2000 issues. If not resolved, this issue could have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

NONE


                                    PART III

The information required by Part III: Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management, and Item 13 - Certain Relationships and Related Transactions of Form 10-K are incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on May 27, 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits:


No.    Exhibit                                               Location

3.1    Corporate Bylaws                                      Incorporated by reference to Exhibit No. 3.1 to
                                                             the Registrant's Form S-18 Registration Statement
                                                             No. 33-24299-D


3.2    Restated Articles of Incorporation filed with the     Incorporated by reference to Registrant's Form
       Colorado  Secretary of State on                       10-KSB for the fiscal year ended December 31, 1997
       January 23, 1998

3.3    Articled of Amendment to the Articles of              Incorporated by reference to Registrant's
       Incorporation filed with the Colorado Secretary of    definitive proxy, dated January 13, 1999
       State on December 30, 1998

10.1   Non-Compete Agreement between Thomas C. Galley and    Incorporated by reference to Registrant's Form
       Internet Communications Corporation dated December    10-K for the fiscal year ended January 31, 1992
       23, 1991

10.2   Buy-Sell Agreement between Thomas C. Galley and       Incorporated by reference to Registrant's Form
       Internet Communications Corporation dated May 1,      10-KSB for the fiscal year ended January 31, 1995
       1994

10.3   Share Exchange Agreement, Stock Registration          Incorporated by reference to Registrant's Form
       Agreement, and Loan Agreement dated May 29, 1996,     8-K, dated May 29, 1996
       between Internet Communications Corporation and
       Interwest Group

10.4   1995 Non-employee Director Stock Option Plan, dated   Incorporated by reference to Registrant's
       September 12, 1996                                    definitive proxy, dated August 12, 1996

10.5   1995 Non-employee Director Stock Option Plan, dated   Incorporated by reference to Registrant's Form
       September 12, 1996 (as amended)                       S-8, dated September 8, 1997


10.6   1996 Incentive Stock Plan, dated September 12, 1996   Incorporated by reference to Registrant's
                                                             definitive proxy, dated August 12, 1996


10.7   1996 Incentive Stock Plan, dated September 12, 1996   Incorporated by reference to Registrant's
       (as amended September 1996)                           definitive proxy, dated May 30, 1997

10.8   1996 Incentive stock Plan, dated September 12, 1996   Incorporated by reference to Registrant's
       (as amended December 10, 1997)                        definitive proxy, dated April 23, 1998

10.9   Convertible Promissory Note dated March 20, 1998 in   Incorporated by reference to Registrant's Form
       the amount of $1,600,000                              10-KSB for the fiscal year ended December 31, 1997

10.10  Employment Agreement between John M. Couzens and      Incorporated by reference to Registrant's Form
       Internet Communications Corporation dated April       10-Q for the quarter ended March  31, 1998
       28,1 997

10.11  Employment  Agreement Mary Beth Loesch and            Incorporated by reference to Registrant's Form
       Internet Communications Corporation dated             10-Q for the quarter ended March31, 1998
       January 2, 1998

22.1   Subsidiaries of the Registrant                        Incorporated by reference to Exhibit 22.1 to
                                                             Registrant's Report on Form 10-K for the fiscal
                                                             year ended January 31, 1997


23.1   Consent of KPMG LLP                                   Filed herewith

23.2   Consent of Hein + Associates LLP                      Filed herewith


(b) Reports on Form 8-K:

There was one report on Form 8-K filed during the quarterly period ended December 31, 1998. The Form 8-K, filed on October 19, 1998, reports the refusal by Rocky Mountain Internet, Inc. to close the previously announced merger with the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNET COMMUNICATIONS CORPORATION
                                            (Registrant)

Date:   March 30, 1999                  By: /s/ John M. Couzens
                                            -------------------
                                            John M. Couzens, President and Chief
                                            Executive Officer

In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 1999                    By: /s/ John M. Couzens
                                            ------------------------
                                            John M. Couzens, President, Chief
                                            Executive Officer and Director


Date: March 30, 1999                    By: /s/ T. Timothy Kershisnik
                                            -------------------------
                                            T. Timothy Kershisnik, Chief
                                            Financial Officer, Vice President
                                            and Secretary


Date: March 30, 1999                    By: /s/ Thomas C. Galley
                                            ------------------------
                                            Thomas C. Galley, Director


Date: March 30, 1999                    By: /s/  Peter A. Guglielmi
                                            ------------------------
                                            Peter A. Guglielmi, Director


Date: March 30, 1999                    By: /s/ Richard Liebhaber
                                            ------------------------
                                            Richard Liebhaber, Director


Date: March 30, 1999                    By: /s/ William J. Maxwell
                                            ------------------------
                                            William J. Maxwell, Director


Date: March 30, 1999                    By: /s/ Craig D. Slater
                                            -------------------------
                                            Craig D. Slater, Director


Date: March 30, 1999                    By: /s/ Robert L. Smith
                                            ------------------------
                                            Robert L. Smith, Director