Form 10QSB
period 1999-03-31
INTERNET COMMUNICATIONS CORP
filed 1999-05-17
CIK 841693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549


             FORM  10-Q--QUARTERLY REPORT UNDER SECTION 13 OR (15)d
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999
                               --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------    -------------

Commission file number 0-19578
                       -------



                      INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
            Colorado                                    84-1095516
-------------------------------                ---------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          identification No.)

   7100 E. Belleview Avenue, Suite 201, Greenwood Village, Colorado     80111
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



At May 3, 1999, 5,617,637 shares of Common Stock, no par value, were outstanding.

Page 1 of 16 pages.

                      Internet Communications Corporation

                                     INDEX

                                                                                                                          Page
                                                                                                                         -----
          Form 10-Q Cover Page                                                                                             1

          Index Page                                                                                                       2

 Part I  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets at                                                                 3
                  March 31, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations for the                                                  4
                  Three months ended March 31, 1999 and March 31, 1998

                  Condensed Consolidated Statements of Cash Flows                                                          5
                  for the Three months ended March 31, 1999 and March 31, 1998

                  Notes to Condensed Consolidated Financial Statements                                                     6

         Item 2 - Management's Discussion and Analysis of Financial Condition                                              9
                  and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                               13

 Part II OTHER INFORMATION

         Item 1 - Legal Proceedings                                                                                        14

         Item 2 - Changes in Securities and use of Proceeds                                                                14

         Item 3 - Defaults upon Senior Securities                                                                          14

         Item 4 - Submission of Matters to a Vote of                                                                       15
                  Security Holders

         Item 5 - Other Information                                                                                        15

         Item 6 - Exhibits and Reports on Form 8-K                                                                         15

         Signature Page                                                                                                    16

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)


 --------------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,              December 31,
Assets                                                                                             1999                      1998
-----                                                                                      ------------                      ----
                                                                                            (unaudited)
Current assets:
 Cash                                                                                       $    208                          14
 Restricted cash                                                                                  --                         650
 Trade receivables, net of allowance for doubtful accounts and sales returns of
   $363 at March 31, 1999 and $472 at December 31, 1998                                        6,135                       5,637
  Subscription receivable from a related party                                                    --                       2,500
  Inventory                                                                                    2,933                       3,296
  Prepaid expenses and other                                                                     372                         350
  Costs and estimated earnings in excess of billings                                             891                         772
                                                                                            --------                    --------
          Total current assets                                                                10,539                      13,219

Equipment, net                                                                                 1,322                       1,458
Goodwill, net                                                                                    820                         838
Spares inventory                                                                                 231                         252
Net assets of discontinued operations                                                            144                         460
Other assets, net                                                                                568                         540
                                                                                            --------                    --------
          Total assets                                                                      $ 13,624                      16,767
                                                                                            ========                    ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                                                             $  3,188                       1,569
  Notes payable to a related party                                                                --                       1,300
  Accounts payable                                                                             3,954                       2,933
  Accrued expenses                                                                               870                         808
  Billings in excess of costs and estimated earnings                                             479                       1,239
  Unearned income and deposits                                                                   872                         834
                                                                                            --------                    --------
          Total current liabilities                                                            9,363                       8,683
                                                                                            --------                    --------

Notes payable                                                                                     69                       3,585
Deferred revenue                                                                                 167                         184
                                                                                             -------                    --------
          Total liabilities                                                                    9,599                      12,452

Stockholders' equity:
  Preferred stock, 100,000,000 shares authorized
    Series A Convertible Preferred Stock, issued and outstanding
    50,000 shares, stated value of $100.00                                                     5,000                       5,000
  Common stock, no par value, 20,000,000 shares authorized, 5,617,637
    shares issued and outstanding                                                             14,915                      14,826
  Stockholders' notes                                                                            (22)                        (22)
  Accumulated deficit                                                                        (15,868)                    (15,489)
                                                                                            --------                     -------
          Total stockholders' equity                                                           4,025                       4,315
Commitments and contingencies
                                                                                            --------                      ------
          Total liabilities and stockholders' equity                                        $ 13,624                      16,767
                                                                                            ========                     =======

See accompanying notes to these condensed consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)


                                                                                           For Three Months Ended
                                                                                -----------------------------------------
                                                                                    March 31,                 March 31,
                                                                                       1999                      1998
                                                                                ------------------       ----------------
                                                                                                (unaudited)
Sales
     Network Services                                                           $   3,294                      3,722
     Network Integration                                                            3,976                      4,512
                                                                                   ------                     ------
          Total Sales                                                               7,270                      8,234

Cost of Sales                                                                      (5,203)                    (6,402)
                                                                                   ------                     ------
          Gross Margin                                                              2,067                      1,832
                                                                                   ------                     ------

Operating expenses
     Selling                                                                          828                      1,710
     General and administrative                                                     1,420                      1,911
     Restructuring                                                                     --                      1,199
     Interest expense, net                                                            108                        122
                                                                                   ------                     ------
          Total expenses                                                            2,356                      4,942
                                                                                   ------                     ------

Income (Loss) from continuing operations                                             (289)                    (3,110)

Discontinued operations --
     Income (Loss) from operations                                                     --                       (206)
     Estimated loss on disposal                                                        --                       (237)
                                                                                   ------                     ------
Net Income (Loss)                                                               $    (289)                    (3,553)
                                                                                   ======                     ======

Income (Loss) per share - basic and diluted:
     Weighted average common shares outstanding                                     5,618                      5,398

     Income (Loss) from continuing operations                                      ($0.07)                    ($0.58)
     Income (Loss) from discontinued operations                                        --                     ($0.08)
          Net Income (Loss)                                                        ($0.07)                    ($0.66)

-----------------------------
See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)


                                                                                                     For Three Months Ended
                                                                                           -----------------------------------------

                                                                                                March 31,              March 31,
                                                                                                  1999                   1998
                                                                                           -----------------       ----------------
                                                                                                           (Unaudited)
Cash flows from operating activities:
    Net loss from continuing operations                                                       $   (289)                  (3,110)
    Adjustments to reconcile net loss from continued operations
        Depreciation and amortization                                                              226                      352
        Allowance for doubtful accounts and sale returns                                           (70)                      80
        Changes in operating assets and liabilities:
         (Increase) decrease in:
             Receivables                                                                           568                   (1,493)
             Inventory                                                                             362                      (46)
             Prepaid expenses and other                                                            (99)                     (23)
             Costs in excess of billings and estimated earnings                                   (119)                     534
        Increase (decrease) in:
             Accounts payable and accrued expenses                                               1,021                    1,343
             Unearned income and deferred revenue                                                   21                      (66)
             Other Liabilities                                                                      61                      444
             Billings in excess of costs and estimated earnings                                   (760)                    (387)
                                                                                             ---------                ---------
        Net cash provided by (used in) operating activities                                        (74)                  (2,372)
        Net cash provided by (used in) discontinued operations                                     316                      241
Cash flows from investing activities:
    Capital expenditures                                                                            (6)                     (53)
    Proceeds from sales of assets                                                                    5                       --
                                                                                             ---------                ---------
        Net cash used in investing activities                                                       (1)                     (53)

Cash flows from financing activities:
    Proceeds from debt                                                                           1,740                    4,425
    Repayment of debt                                                                           (3,637)                  (2,241)
    Repayment of note from a related party                                                      (1,300)                      --
    Subscription receivable from a related party                                                 2,500                       --
                                                                                             ---------                ---------
        Net cash provided by financing activities                                                (697)                    2,184
                                                                                             ---------                ---------
Increase (decrease) in cash:                                                                     (456)                       --
Cash, beginning of period                                                                         664                        --
                                                                                            ---------                 ---------
Cash, end of period                                                                         $     208                        --
                                                                                            =========                 =========



See accompanying notes to these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION
          ---------------------

The financial statements included herein have been prepared by Internet Communications Corporation ("Internet" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Discontinued Operations

In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments ("Segments"), Omega and ICNS. On April 30, 1998, the Company executed two separate divestiture agreements for the Segments. The Segments have been accounted for as discontinued operations in accordance with APB 30. As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Based, in part, on the definitive agreements entered into on April 30, 1998, and an agreement entered into by the Company to terminate the last major contract to be completed under the Company's plan to divest of ICNS, management determined that a net loss on disposal would be incurred as well as operating losses. Management revised these estimates in the financial statements for the year ended December 31, 1998.

NOTE 2 - NOTES PAYABLE
         -------------

On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility. On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. The new facility consists of a line-of-credit for $4,350,000 through March 31, 1999 and $4,000,000 thereafter with interest at prime plus 1% (8.75% at March 31, 1999). As of March 31, 1999, there was $3,133,000 outstanding under the line of credit. As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. In accordance with the agreement with the Bank, the Company paid down the amount outstanding by $650,000 on January 4, 1999 and by $850,000 on February 24, 1999. The cash used to make the $650,000 payment was reflected as restricted cash at December 31, 1998. The line-of-credit is subject to a borrowing base calculation and collateralized by accounts receivable and
inventory.  The line matures on March 1, 2000.   The credit agreement requires
that the Company remain in compliance with certain affirmative and negative covenants. The financial covenants include specific requirements for EBITDA, accounts receivable and accounts payable. In addition, the Company has monthly and quarterly reporting requirements.

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

NOTE 3 - STOCKHOLDERS' EQUITY
         --------------------

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

NOTE 4 - INCOME (LOSS) PER SHARE
         -----------------------

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three months ended March 31, 1999 and 1998 as all of the Company's potentially dilutive securities were anti-dilutive during these periods.

NOTE 5 - IMPACT OF RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS
         ----------------------------------------------------

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

NOTE 6 - YEAR 2000 RISKS
         ---------------

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

The Company has identified computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. As of the first quarter of 1999, testing, remediation and replacement had commenced. By the end of the third quarter, the Company intends to have developed a contingency plan that would be utilized if current efforts by the Company and its vendors are unsuccessful.

There can be no assurance that the Year 2000 issues will be resolved in 1999. The Company has an estimate of approximately $50,000 for the costs required for this effort, but may incur additional costs in resolving its Year 2000 issues. If not resolved, this issue could have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


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

On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility. On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. The new facility consists of a line-of-credit of $4,350,000 through March 31, 1999 and $4,000,000 thereafter with interest at prime plus 1% (8.75% at March 31, 1999). As of March 31, 1999, there was $3,133,000 outstanding under the line-of-credit. The line-of-credit is subject to a borrowing base calculation and is collateralized by accounts receivable and inventory. The line matures on March 1, 2000.

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

Liquidity

During the quarter ended March 31, 1999, the Company's cash position decreased by $456,000. Of this decrease, $650,000 of cash classified as restricted on December 31, 1998, was used to pay down the Company's credit facility on January 4, 1999. The Company's current ratio declined to 1.13 at March 31, 1999, from
1.52 at December 31, 1998. The decline in the current ratio is due primarily to the reclassification of the Company's credit facility to short-term at March 31, 1999 from long-term at December 31, 1998.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns, was $6,135,000 at March 31, 1999, as compared to $5,637,000 at December 31, 1998. The Company's sales increased by $403,000 during the quarter ended March 31, 1999, as compared to the quarter ended December 31, 1998.

Accounts payable and accrued expenses at March 31, 1999 were $4,824,000, as compared to $3,741,000 at December 31, 1998. Increases in the Company's sales during the quarter ended March 31, 1999 contributed to this increase.

The Company made no significant investment in property, plant, or equipment during the quarter ended March 31, 1999. There are not material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.

RESULTS OF OPERATIONS:
----------------------

The Company recorded a loss from continuing operations of $289,000 for the quarter ended March 31, 1999, as compared to a loss of $3,110,000 for the quarter ended March 31, 1998. Included in the loss for the quarter ended March 31, 1998, were restructuring costs of $1,199,000, and product line reduction costs associated with the restructuring of $409,000. In March of 1998, the Company adopted a plan to divest itself of its non-strategic subsidiaries, Omega and ICNS. These segments were accounted for as discontinued operations in accordance with APB 30, and for the three months ended March 31, 1998, the Company recorded a loss from discontinued operations of $206,000, and an additional estimated loss on disposal of discontinued operations of $237,000. The total loss recognized for the quarter ended March 31, 1998 was $3,553,000.

Continuing Operations

Revenue

Revenue for the quarter ended March 31, 1999 decreased by $964,000, or 11.7%, as compared to the quarter ended March 31, 1998. This decrease is partially due to the reduced sales staff as a result of the restructuring in March 1998. The average number of sales staff employed during the quarter ended March 31, 1999 was 21, as compared to 55 for the quarter ended March 31, 1998. The mix of revenue remained comparable from 1998 to 1999, with 55% of revenue arising from Network Integration sales and 45% of revenue arising from Network Services.

Gross Margin

The gross margin percentage for the quarter ended March 31, 1999 was 28.4% as compared to 22.2% for the quarter ended March 31,1998. During the quarter ended March 31, 1998, the Company recorded a charge of $409,000 for product line reduction as part of the restructuring. This charge accounted for 5.0% of the improvement from 1998 to 1999. The remaining improvement in margins is related to increased margins on Network Integration sales.

Selling

Selling expenses for the quarter ended March 31, 1999 decreased by $882,000, or 51.6% from the quarter ended March 31, 1998. Selling expenses as a percentage of revenue were 11.4% for the quarter ended March 31, 1999 as compared to 20.8% of revenue for the quarter ended March 31, 1998. This decrease in selling expenses in primarily attributable to a $705,000 decrease in personnel related expenditures. The remaining decrease in selling expenses is due to decreased expenditures for recruiting and travel.

General and Administrative

General and Administrative expenses decreased by $491,000, or 25.7% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. General and Administrative expenses as a percentage of sales were 19.5% for the quarter ended March 31, 1999, as compared to 23.2% for the quarter ended March 31, 1998. Of the costs reductions, $351,000 came from reductions in personnel expenses, and $103,000 came from reduced amortization and depreciation expenses.

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

The restructuring resulted in the Company recognizing expenses totaling $1,345,000 for the year ended December 31, 1998. The restructuring charge, as initially recorded in the three month period ended March 31, 1998, was based on management's best estimates at the time. As a result of the actual costs of the restructuring, the Company revised its estimates during the fourth quarter of 1998.

A description of the major components of the restructuring expense and the product line reduction are as follows:

Employee Severance of $664,000: The Company severed 50 positions, closed the wholesale engineering business and accepted the resignations of the Company's former president, CEO and a director, the Company's former secretary, vice president-administration and a director. The severed employees each signed a Severance Agreement and Legal Release, which provided them 30 days severance pay and continued health insurance coverage for the month of April 1998. As disclosed in the Company's Definitive Proxy Statement filed April 23, 1998, the former president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of two years severance at a rate of $160,000 per year. Also, as described in the Definitive Proxy Statement, the former secretary and vice president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of twelve months severance pay at a rate of $100,000 per year.

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

The balance of these restructuring expenses remaining to be funded as of March 31, 1999 was approximately $81,000.

Discontinued Operations

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The subsidiaries have been accounted for as discontinued operations in accordance with APB 30. The remaining assets and liabilities of the subsidiaries at March 31, 1999 primarily consisted of accounts receivable and accounts payable.

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

As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Subsidiaries or the related interim period results of operations. Based, in part, on the definitive agreements entered into on April 30, 1998, and an agreement entered into by the Company to terminate the last major contract to be completed under the Company's plan to divest of ICNS, management determined that a net loss on disposal would be incurred as well as operating losses. Management has revised its estimates in the financial statements for the year ended December 31, 1998. The Company recognized a loss of $1,173,000 from discontinued operations for fiscal 1998.

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

The Company has identified computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. The Company groups its analysis of these software, hardware and systems into the following four categories:

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

For all categories, the Company has substantially completed its inventory and assessment of the software and devices involved. During this inventory phase, the project team has been working with third party equipment and software vendors to assess whether these devices and software programs are date dependent and whether it is anticipated that they will be Year 2000 compliant.

As of the first quarter of 1999, testing, remediation and replacement had commenced for all categories. By the end of the third quarter, the Company intends to have developed a contingency plan that would be utilized if current efforts by the Company and its vendors are unsuccessful.

In the event that the Company acquires other assets or businesses, the software and hardware acquired by the Company in connection with those business combinations may also be Year 2000 non-compliant.

There can be no assurance that the Year 2000 issues will be resolved in 1999. The Company has an estimate of approximately $50,000 for the costs required for this effort, but may incur additional costs in resolving its Year 2000 issues. If not resolved, this issue could have a material adverse impact on the Company's business, operating results, financial condition and cash flow.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's credit facility. The Company's credit facility is a line of credit with an interest rate based on the prime rate plus 1%. The credit facility matures on March 1, 2000. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of March 31, 1999, the Company's outstanding balance on the credit facility was $3,113,000.

Sensitivity Analysis. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company has a $4 million balance outstanding under the line of credit (the limit on the line of credit). The monthly interest payment, if the rate stayed constant, would be approximately $29,200. If the prime rate rose 100 basis points, the monthly interest payment would be approximately $32,500. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

Part II  OTHER INFORMATION

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     On February 23, 1999 a Special Meeting of the Company's shareholders was held to vote on a proposal contained in the proxy statement mailed to shareholders on January 27, 1999. The Company's shareholders approved the issuance of 50,000 shares of Series A Convertible Preferred Stock of the Company, and all shares of Common Stock issuable upon conversion thereof, pursuant to a Securities Purchase Agreement entered into between the Company and Interwest Group, Inc. ("Group"), the Company's largest shareholder. Of the 50,000 shares of Convertible Stock, 25,000 shares were held in escrow pending shareholder approval, and 25,000 shares were available to vote. The 25,000 shares of Convertible Stock voted by Group are convertible into 1,111,111 shares of the Company's common stock, bringing Group's beneficial ownership to 3,984,679 shares of the Company's common stock. The number of total shares voted and against were as follows:

                                                For                  Against                Abstain
                                        --------------------   --------------------   --------------------
     Amendment                               4,943,137                 91,235               18,470


ITEM 5.   OTHER INFORMATION
          -----------------

     NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

     There were two reports on Form 8-Ks filed during the quarterly period ending March 31, 1999. On January 13, 1999, the Company filed a Form 8-K reporting that the Company completed a $5 million equity placement with Interwest Group, Inc., a related party. Included in the filing were the Company's press release dated January 4, 1999 and the Articles of Amendment to the Articles of Incorporation for Internet Communications Corp. On March 31, 1999, the Company filed unaudited balance sheet information as of February 28, 1999 at the request of The Nasdaq Stock Market.

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


                                             INTERNET COMMUNICATIONS CORPORATION
                                             -----------------------------------
                                                           (Registrant)



Date: May 17, 1999       By:    /s/   John M. Couzens
                             --------------------------------------------------
                                John M. Couzens, President


Date:  May 17, 1999      By:    /s/   T. Timothy Kershisnik
                             --------------------------------------------------
                                T. Timothy Kershisnik, Chief Financial Officer