Form 10QSB
period 1999-06-30
INTERNET COMMUNICATIONS CORP
filed 1999-08-16
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


            FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR (15)d
                    OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999
                               -------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 0-19578
                       -------



                      INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Colorado                                           84-1095516
-------------------------------                     --------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                         identification No.)

7100 E. Belleview Avenue, Suite 201, Greenwood Village, Colorado     80111
--------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

                                (303) 770-7600)
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes      [ ] No



At August 10, 1999, 5,617,637 shares of Common Stock, no par value, were outstanding.

Page 1 of 17 pages.

                      Internet Communications Corporation

                                     INDEX

                                                                           Page
                                                                          ------

         Form 10-Q Cover Page                                                1

         Index Page                                                          2

Part I   FINANCIAL INFORMATION

         Item 1- Financial Statements

                 Condensed Consolidated Balance Sheets at                    3
                 June 30, 1999 and December 31, 1998

                 Condensed Consolidated Statements of Operations for the     4
                 three and six months ended June 30, 1999 and 1998

                 Condensed Consolidated Statements of Cash Flows             5
                 for the six months ended June 30, 1999 and 1998

                 Notes to Condensed Consolidated Financial Statements        6

         Item 2- Management's Discussion and Analysis of Financial           9
                 Condition and Results of Operations

         Item 3- Quantitative and Qualitative Disclosures                   14
                 About Market Risk

Part II  OTHER INFORMATION

         Item 1- Legal Proceedings                                          15

         Item 2- Changes in Securities and use of Proceeds                  15

         Item 3- Defaults upon Senior Securities                            15

         Item 4- Submission of Matters to a Vote of                         16
                 Security Holders

         Item 5- Other Information                                          16

         Item 6- Exhibits and Reports on Form 8-K                           16

         Signature Page                                                     17

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)


-------------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,             December 31,
Assets                                                                                   1999                   1998
------                                                                             -----------------  -------------------------
                                                                                   (unaudited)
Current assets:
 Cash                                                                                      $    330                         14
 Restricted cash                                                                                 --                        650
 Trade receivables, net of allowance for doubtful accounts and sales returns of
          $530 at June 30, 1999 and $472 at December 31, 1998                                 5,438                      5,637
 Subscription receivable from a related party                                                    --                      2,500
 Inventory                                                                                    3,310                      3,296
 Prepaid expenses and other                                                                     342                        350
 Costs and estimated earnings in excess of billings                                             532                        772
                                                                                           --------                    -------
       Total current assets                                                                   9,952                     13,219

Equipment, net                                                                                1,166                      1,458
Goodwill, net                                                                                   802                        838
Spares inventory                                                                                179                        252
Net assets of discontinued operations                                                           375                        460
Other assets, net                                                                               472                        540
                                                                                           --------                    -------
       Total assets                                                                        $ 12,946                     16,767
                                                                                           ========                    =======


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Notes payable                                                                             $  3,534                      1,569
 Notes payable to a related party                                                                --                      1,300
 Accounts payable                                                                             3,588                      2,933
 Accrued expenses                                                                               879                        808
 Billings in excess of costs and estimated earnings                                             863                      1,239
 Unearned income and deposits                                                                   811                        834
                                                                                           --------                    -------
       Total current liabilities                                                              9,675                      8,683
                                                                                           --------                    -------

Notes payable                                                                                    57                      3,585
Deferred revenue                                                                                142                        184
                                                                                           --------                    -------
       Total liabilities                                                                      9,874                     12,452
Stockholders' equity:
 Preferred stock, 100,000,000 shares authorized
          Series A Convertible Preferred Stock, issued and outstanding
          50,000 shares, stated value of $100.00                                              5,000                      5,000
 Common stock, no par value, 20,000,000 shares authorized, 5,617,637
          shares issued and outstanding                                                      14,915                     14,826
 Stockholders' notes                                                                            (22)                       (22)
 Accumulated deficit                                                                        (16,821)                   (15,489)
                                                                                           --------                    -------
       Total stockholders' equity                                                             3,072                      4,315
Commitments and contingencies
                                                                                           --------                    -------
       Total liabilities and stockholders' equity                                          $ 12,946                     16,767
                                                                                           ========                    =======

 See accompanying notes to these condensed consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

                                                            For Three Months Ended                For Six Months Ended
                                                     ----------------------------------  --------------------------------------
                                                         June 30,            June 30,        June 30,                June 30,
                                                           1999                1998            1999                    1998
                                                     --------------      --------------  ----------------           -----------
                                                        (Unaudited)         (Unaudited)    (Unaudited)              (Unaudited)

Sales:
   Network Services                                        $ 3,223               3,880             6,519                 7,579
   Network Integration                                       3,031               4,662             7,006                 9,176
                                                     -------------       -------------         ---------         -------------
         Total sales                                         6,254               8,542            13,525                16,755

   Cost of  Sales                                           (4,543)             (5,926)           (9,746)              (12,307)
                                                     -------------       -------------         ---------         -------------

         Gross margin                                        1,711               2,616             3,779                 4,448
                                                     -------------       -------------         ---------         -------------

Operating expenses:
   Selling                                                     795               1,189             1,623                 2,899
   General and administrative                                1,757               1,467             3,178                 3,378
   Restructuring                                                --                  --                --                 1,199
   Interest expense, net                                       113                 169               221                   291
                                                     -------------       -------------         ---------         -------------
         Total expenses                                      2,665               2,825             5,022                 7,767
                                                     -------------       -------------         ---------         -------------

Income (Loss) from continuing                                 (954)               (209)           (1,243)               (3,319)
operations

Discontinued operations --
   Income (Loss) from operations                                --                  --                --                  (206)
   Estimated loss on disposal                                   --                  --                --                  (237)
                                                     -------------       -------------         ---------         -------------
Net Income (Loss)                                             (954)               (209)           (1,243)               (3,762)
                                                     =============       =============         =========         =============

Income (Loss) per share - basic and diluted:
   Weighted average common shares
   outstanding                                               5,618               5,460             5,618                 5,429

   Income (Loss) from continuing
   operations                                                (0.17)              (0.04)            (0.22)                (0.61)
   Income (Loss) from discontinued
   operations                                                   --                  --                --                 (0.08)
         Net Income (Loss)                                   (0.17)              (0.04)            (0.22)                (0.69)

-----------------------------------------------------

  See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)


                                                                                    For Six Months Ended
                                                                         --------------------------------------------
                                                                                 June 30,            June 30,
                                                                                  1999                1998
                                                                         ---------------------  ---------------------
                                                                                           (Unaudited)
Cash flows from operating activities:
     Net loss from continuing operations                                 $              (1,243)                (3,319)
     Adjustments to reconcile net loss from continued operations
        Depreciation and amortization                                                      458                    697
        Allowance for doubtful accounts and sale returns                                   480                    108
        Changes in operating assets and liabilities:
          (Increase) decrease in:
                Receivables                                                               (281)                (2,439)
                Inventory                                                                   30                   (303)
                Prepaid expenses and other                                                 (22)                  (192)
                Costs in excess of billings and estimated earnings                         240                    892
          Increase (decrease) in:
                Accounts payable                                                           655                  1,790
                Accrued expenses                                                            72                    145
                Unearned income and deferred revenue                                       (65)                    (6)
                Billings in excess of costs and estimated earnings                        (376)                  (490)
                                                                         ---------------------  ---------------------
          Net cash used in operating activities                                            (52)                (3,117)
          Net cash provided by discontinued operations                                      85                  1,139
Cash flows from investing activities:
    Capital expenditures                                                                    (9)                   (90)
    Proceeds from sales of assets                                                            5                     34
                                                                         ---------------------  ---------------------
          Net cash used in investing activities                                             (4)                   (56)

Cash flows from financing activities:
    Proceeds from debt                                                                   9,224                  4,595
    Repayment of debt                                                                  (10,787)                (2,941)
    Repayment of note from a related party                                              (1,300)                    --
    Subscription receivable from a related party                                         2,500                     --
    Proceeds from exercise of stock options                                                 --                    793
    Repayment of stockholders' note                                                         --                      9
                                                                         ---------------------  ---------------------
         Net cash provided by (used in) financing activities                              (363)                 2,456
                                                                         ---------------------  ---------------------

Increase (decrease) in cash:                                                              (334)                   422
Cash, beginning of period                                                                  664                     --
                                                                         ---------------------  ---------------------
Cash, end of period                                                      $                 330                    422
                                                                         =====================  =====================
See accompanying notes to these condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


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

NOTE 2 - NOTES PAYABLE
         -------------

On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility. On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. The new facility consists of a line-of-credit for $4,350,000 through March 31, 1999 and $4,000,000 thereafter with interest at prime plus 1% (8.75% at June 30, 1999). As of June 30, 1999, there was $3,477,000 outstanding under the line of credit. As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. In accordance with the agreement with the bank, the Company paid down the amount outstanding by $650,000 on January 4, 1999 and by $850,000 on February 24, 1999. The cash used to make the $650,000 payment was reflected as restricted cash at December 31, 1998. The line-of-credit is subject to a borrowing base calculation and collateralized by accounts receivable and
inventory.  The line matures on March 1, 2000.   The credit agreement requires
that the Company remain in compliance with certain affirmative and negative covenants. The financial covenants include specific requirements for EBITDA, accounts receivable and accounts payable. In addition, the Company has monthly and quarterly reporting requirements. As of June 30, 1999, the Company was not in compliance with the EBITDA covenant. On August 10, 1999, the Fifth Amendment to Credit Agreement and Note Modification Agreement was executed. The fifth amendment waived the June 30, 1999 EBITDA covenant violation, reduced the line-of-credit to $3,500,000 and adjusted the covenants dealing with EBITDA, accounts receivable and accounts payable.

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

NOTE 4 - INCOME (LOSS) PER SHARE
         -----------------------

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three and six months ended June 30, 1999 and 1998 as all of the Company's potentially dilutive securities were anti-dilutive during these periods.

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

The Company has identified computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. As of the second quarter of 1999, testing has been substantially completed and remediation and replacement has commenced. By the end of the third quarter, the Company intends to have developed a contingency plan that would be utilized if current efforts by the Company and its vendors are unsuccessful.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

On October 14, 1998, the Company filed a complaint against Rocky Mountain Internet, Inc. ("RMI") in the District Court, City and County of Denver, State of Colorado. The complaint relates to RMI's failure to close the merger between the Company and RMI, based on a merger agreement entered into on June 5, 1998. The complaint alleges that RMI breached the merger agreement and made certain misrepresentations to the Company with respect to the merger transaction. The Company has claimed damages of at least $30 million. RMI has counterclaimed that the Company breached the merger agreement by failing to file the merger proxy in a timely manner, misrepresenting the Company's compatibility with RMI
and failing to maintain satisfactory business operations.   The counterclaim
seeks substantial damages based on RMI's inability to complete a $175 million high yield debt offering as a result of the Company's breach of contract. The Company believes RMI's counterclaims are frivolous and without merit. Upon cross-motions for summary judgement the Court, on May 28, 1999, entered an Order, which limits damages upon termination to $1,050,000 for the non-breaching party. On August 6, 1999, the Company and RMI reached an agreement to settle the lawsuit. Under the agreement, both parties agreed to drop their respective claims.

NOTE 8 - SUBSEQUENT EVENT
         ----------------

On August 11, 1999, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement the Company issued 19,000 shares of Series B 7-3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1.9 million. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7-3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements.

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

On August 11, 1999, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement the Company issued 19,000 shares of Series B 7-3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1.9 million. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7-3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements.

On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility. On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. The new facility consists of a line-of-credit of $4,350,000 through March 31, 1999 and $4,000,000 thereafter with interest at prime plus 1% (8.75% at June 30, 1999). As of June 30, 1999, there was $3,477,000 outstanding under the line-of-credit. The line-of-credit is subject to a borrowing base calculation and is collateralized by accounts receivable and inventory. The line matures on March 1, 2000. As of June 30, 1999, the Company was not in compliance with the EBITDA covenant. On August 10, 1999, the Fifth Amendment to Credit Agreement and Note Modification Agreement was executed. The fifth amendment waived the June 30, 1999 EBITDA covenant violation, reduced the line-of-credit to $3,500,000 and adjusted the covenants dealing with EBITDA, accounts receivable and accounts payable.


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

Liquidity

During the six months ended June 30, 1999, the Company's cash position decreased by $334,000. Of this decrease, $650,000 of cash classified as restricted on December 31, 1998, was used to pay down the Company's credit facility on January 4, 1999. The Company's current ratio declined to 1.03 at June 30, 1999, from
1.52 at December 31, 1998. The decline in the current ratio is due primarily to the reclassification of the Company's credit facility to short-term at March 31, 1999 from long-term at December 31, 1998.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns, was $5,438,000 at June 30, 1999, as compared to $5,637,000 at December 31, 1998. During 1999, the Company has aggressively addressed collection of outstanding aged accounts receivable, while closely monitoring the current year receivables. A credit manager was hired during the second quarter, and additional resources were committed to collection efforts. Based upon accounts receivable collection efforts made by the Company thus far, $422,000 has been written off during the six months ended June 30, 1999. These write-offs were primarily due to customer billing problems when the Company implemented new software in the first quarter of 1998, and data base and process problems on changes in recurring service contract terms. Both problems have been addressed in 1999. In addition, the company has provided for increases in the allowance for doubtful accounts of $480,000 in 1999.

Accounts payable and accrued expenses at June 30, 1999 were $4,467,000, as compared to $3,741,000 at December 31, 1998.

The Company made no significant investment in property, plant, or equipment during the quarter ended June 30, 1999. There are no material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.

RESULTS OF OPERATIONS:
----------------------

The Company recorded a loss from continuing operations of $954,000 and $1,243,000 for the three and six months ended June 30, 1999, as compared to $209,000 and $3,319,000 for the three and six months ended June 30, 1998. Included in the loss for the quarter ended March 31, 1998, were restructuring costs of $1,199,000, and product line reduction costs associated with the restructuring of $409,000. In March of 1998, the Company adopted a plan to divest itself of its non-strategic subsidiaries, Omega and ICNS. These segments were accounted for as discontinued operations in accordance with APB 30, and for the three months ended March 31, 1998, the Company recorded a loss from discontinued operations of $206,000, and an additional estimated loss on disposal of discontinued operations of $237,000.

Continuing Operations

Revenue

Revenue for the three months ended June 30, 1999 decreased by $2,288,000, or 26.8% as compared to the three months ended June 30, 1998, and by $3,230,000, or 19.3% as compared to the six months ended June 30, 1998. The Company experienced significant turnover and attrition in its sales force during and as a result of the failed merger with Rocky Mountain Internet in the third and fourth quarter of 1998. Management had to restaff the sales department in the first half of 1999. The lower revenue in the second quarter is reflective of an understaffed and new sales force. In addition to restaffing, the Company has added a base sales manager to enhance existing customer relations, added a telemarketing group led by an experienced manager to increase leads and has initiated a professional marketing communications program. Additionally, $500,000 of project installations were delayed due to construction at customer sites.

During the second quarter of 1999, 51% of revenue was from Network Services, with 49% of revenue from Network Integration. This compares to 45% of revenue from Network Services and 55% of revenue from Network Integration for the quarter ended June 30, 1998. The Company continues to focus sales efforts on "total network solutions" which include recurring services sales, rather than on equipment and installation projects that do not include any of the recurring services.

Gross Margin

The gross margin percentage for the three and six months ended June 30, 1999 was 27.4% and 27.9% of revenue versus 30.6% and 26.6% of revenue for the comparable periods in 1998. The decline in the margin for the three months ended June 30, 1999 is due to reduced labor utilization resulting from delays in projects. During the quarter ended March 31, 1998, the Company recorded a charge of $409,000 for product line reduction as part of the restructuring.

Selling

Selling expenses for the three and six months ended June 30, 1999 decreased by $394,000 and $1,276,000 as compared to the three and six months ended June 30, 1998. Selling expenses as a percentage of revenue were 12.7% and 12.0% for the three and six months ended June 30, 1999, as compared to 13.9% and 17.3% of revenue for the comparable periods in 1998. This decrease in selling expenses is primarily attributable to a decrease of $373,000 and $1,078,000 in personnel related expenditures for the quarter and year to date. The remaining decrease in selling expenses is due to decreased expenditures for recruiting and travel.

General and Administrative

General and administrative expenses increased by $290,000 for the three months, and decreased by $200,000 for the six months ended June 30, 1999, as compared to similar periods in 1998. The increase in general and administrative expenses of $290,000 for the three months ended June 30,1999 is due, in part, to an increase in the allowance for doubtful accounts of $384,000, partially offset by reduced personnel expenses of $145,000. During the six months ended June 30, 1999, cost reductions of $496,000 in personnel expenses and $188,000 in depreciation and amortization were offset by increases of $374,000 in bad debt expense.

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

A description of the major components of the restructuring expense and the product line reduction are as follows:

Employee Severance of $664,000: The Company severed 50 positions, closed the wholesale engineering business and accepted the resignations of the Company's former president, CEO and a director, the Company's former secretary, vice president-administration and a director. The severed employees each signed a Severance Agreement and Legal Release, which provided them 30 days severance pay and continued health insurance coverage for the month of April 1998. As disclosed in the Company's Definitive Proxy Statement filed April 30, 1999, the former president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of two years severance at a rate of $160,000 per year. As described in the Definitive Proxy Statement filed April 23, 1998, the former secretary and vice president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of twelve months severance pay at a rate of $100,000 per year.

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

The balance of these restructuring expenses remaining to be funded as of June 30, 1999 was approximately $81,000.

Discontinued Operations

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The subsidiaries have been accounted for as discontinued operations in accordance with APB 30. The remaining assets and liabilities of the subsidiaries at June 30, 1999 primarily consisted of accounts receivable and accounts payable.

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

For all categories, the Company has completed its inventory and assessment of the software and devices involved. During this inventory phase, the project team worked with third party equipment and software vendors to assess whether these devices and software programs are date dependent and whether it is anticipated that they will be Year 2000 compliant.

As of the second quarter of 1999, testing has been substantially completed and remediation and replacement has commenced for all categories. By the end of the third quarter, the Company intends to have developed a contingency plan that would be utilized if current efforts by the Company and its vendors are unsuccessful.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's credit facility. The Company's credit facility is a line of credit with an interest rate based on the prime rate plus 1%. The credit facility matures on March 1, 2000. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of June 30, 1999, the Company's outstanding balance on the credit facility was $3,477,000.

Sensitivity Analysis. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company has a $4 million balance outstanding under the line of credit (the limit on the line of credit at June 30,1999). The monthly interest payment, if the rate stayed constant, would be approximately $30,000. If the prime rate rose 100 basis points, the monthly interest payment would be approximately $33,300. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

Part II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

On October 14, 1998, the Company filed a complaint against Rocky Mountain Internet, Inc. ("RMI") in the District Court, City and County of Denver, State of Colorado. The complaint relates to RMI's failure to close the merger between the Company and RMI, based on a merger agreement entered into on June 5, 1998. The complaint alleges that RMI breached the merger agreement and made certain misrepresentations to the Company with respect to the merger transaction. The Company has claimed damages of at least $30 million. RMI has counterclaimed that the Company breached the merger agreement by failing to file the merger proxy in a timely manner, misrepresenting the Company's compatibility with RMI
and failing to maintain satisfactory business operations.   The counterclaim
seeks substantial damages based on RMI's inability to complete a $175 million high yield debt offering as a result of the Company's breach of contract. The Company believes RMI's counterclaims are frivolous and without merit. Upon cross-motions for summary judgement the Court, on May 28, 1999, entered an Order, which limits damages upon termination to $1,050,000 for the non-breaching party. On August 6, 1999, the Company and RMI reached an agreement to settle the lawsuit. Under the agreement, both parties agreed to drop their respective claims.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement, the Company issued 50,000 shares of Series A 7-1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5.0 million. On December 30, 1998, $2.5 million was funded to the Company, of which $650,000 was restricted for payment on the Company's credit facility. Of the balance of the proceeds, $300,000 was used to pay down the note from the related party, and $1,550,000 was used for working capital. The remaining $2.5 million was funded to escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. The Company used $850,000 to pay down the Company's credit facility, $1,300,000 to pay the balance of the note from the related party, and $350,000 for working capital purposes. As a result of this equity investment, the Company reduced its debt by $3.1 million.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

On May 27, 1999, the annual meeting of the Company's shareholders was held to vote on proposals contained in the proxy statement mailed to shareholders on May 7, 1999. The Company's shareholders elected John M. Couzens, Thomas C. Galley, and Richard T. Liebhaber to the Board of Directors, each to serve a three-year term. The Company's shareholders also approved the 1999 Employee Stock Purchase Plan. The number of shares voted and withheld with respect to each director and the 1999 Employee Stock Purchase Plan were as follows:

Election of Directors                   For     Withheld
                                     ---------  --------
     John M. Couzens                 7,270,094   32,340
     Thomas C. Galley                7,269,494   32,940
     Richard Liebhaber               7,283,434   19,000

                                        For     Withheld  Abstain
                                     ---------  --------  -------
1999 Employee Stock Purchase Plan    7,243,379   58,965    1,090


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


                                             INTERNET COMMUNICATIONS CORPORATION
                                             -----------------------------------
                                                    (Registrant)



Date: August 16, 1999                     By: /s/   John M. Couzens
                                              ----------------------------------
                                              John M. Couzens,  President



Date:  August 16, 1999                    By: /s/   T. Timothy Kershisnik
                                              ----------------------------------
                                              T. Timothy Kershisnik, Chief
                                              Financial Officer