Form 10-Q
period 1999-09-30
INTERNET COMMUNICATIONS CORP
filed 1999-11-15
CIK 841693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549


            FORM  10-Q--QUARTERLY REPORT UNDER SECTION 13 OR (15)d
                    OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
                               ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 0-19578
                       -------



                      INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
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



At November 10, 1999, 5,710,894 shares of Common Stock, no par value, were outstanding.

Page 1 of 17 pages.

                      Internet Communications Corporation

                                     INDEX

                                                                           Page
                                                                          -----

        Form 10-Q Cover Page                                                 1

        Index Page                                                           2

Part I  FINANCIAL INFORMATION

        Item 1-Financial Statements

               Condensed Consolidated Balance                                3
               Sheets at September 30, 1999 and December 31, 1998

               Condensed Consolidated Statements of Operations for the       4
               three and nine months ended September 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows               5
               for the nine months ended September 30, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements          6

        Item 2-Management's Discussion and Analysis of Financial Condition   9
               and Results of Operations

        Item 3-Quantitative and Qualitative Disclosures About Market Risk   14

Part II OTHER INFORMATION

        Item 1-Legal Proceedings                                            15

        Item 2-Changes in Securities and use of Proceeds                    15

        Item 3-Defaults upon Senior Securities                              15

        Item 4-Submission of Matters to a Vote of                           16
               Security Holders

        Item 5-Other Information                                            16

        Item 6-Exhibits and Reports on Form 8-K                             16

        Signature Page                                                      17

INTERNET COMMUNICATIONS CORPOARATION
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)




                                                                                  September 30,           December 31,
                                                                                      1999                    1998
                                                                              -------------------       -----------------
                                                                                  (unaudited)
Assets
Current assets:
     Cash                                                                     $              173                      14
     Restricted cash                                                                         ---                     650
     Trade receivables, net of allowance for doubtful accounts and sales returns of $371 at September 30, 1999 and $472 at
     December 31, 1998                                                                     4,320                   5,637
     Subscription receivable from a related party                                            ---                   2,500
     Inventory                                                                             2,971                   3,296
     Prepaid expenses and other                                                              300                     350
     Costs and estimated earnings in excess of billings                                      550                     772
                                                                                 ----------------       -----------------
                    Total current assets                                                   8,314                  13,219


Equipment, net                                                                             1,153                   1,458
Goodwill, net                                                                                783                     838
Spares inventory                                                                             189                     252
Net assets of discontinued operations                                                        414                     460
Other assets, net                                                                            451                     540
                                                                                 ----------------       -----------------
                    Total assets                                              $           11,304                  16,767
                                                                                 ================       =================

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable                                                            $            2,001                   1,569
     Notes payable to a related party                                                        ---                   1,300
     Accounts payable                                                                      2,881                   2,933
     Accrued expenses                                                                        766                     808
     Billings in excess of costs and estimated earnings                                      611                   1,239
     Unearned income and deposits                                                            784                     834
                                                                                 ----------------       -----------------
                    Total current liabilities                                              7,043                   8,683
                                                                                 ----------------       -----------------

Notes payable                                                                                 42                   3,585
Deferred revenue                                                                             181                     184
                                                                                 ----------------       -----------------
                    Total liabilities                                                      7,266                  12,452

Stockholders' equity:
     Preferred stock, 100,000,000 shares authorized
          Series A Convertible Preferred Stock, issued and outstanding
          50,000 shares, stated value of $100.00                                           5,000                   5,000
          Series B Convertible Preferred Stock, issued and outstanding
          19,000 shares, stated value $100.00                                              1,900                     ---
     Common stock, no par value, 20,000,000 shares authorized, 5,710,894 and  5,617,637 shares issued and outstanding at September 30, 1999
         and December 31, 1998, respectively                                              15,021                  14,826
     Stockholders' notes                                                                     (22)                    (22)
     Accumulated deficit                                                                 (17,861)                (15,489)
                                                                                 ----------------       -----------------
                    Total stockholders' equity                                             4,038                   4,315

Commitments and contingencies

                                                                                 ----------------       -----------------
                    Total liabilities and stockholders' equity                $           11,304                  16,767
                                                                                 ================       =================

See accompanying notes to these condensed consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)



                                                                 For Three Months Ended               For Nine Months Ended
                                                       -----------------------------------  -------------------------------------
                                                       September 30,      September 30,     September 30,       September 30,
                                                             1999              1998               1999                1998
                                                         (Unaudited)        (Unaudited)       (Unaudited)         (Undaudited)
                                                       -----------------  ----------------  -----------------   -----------------
Sales:
     Network Services                                  $          2,795             3,518              9,313              11,097
     Network Integration                                          3,132             4,856             10,138              14,032
                                                       -----------------  ----------------  -----------------   -----------------
          Total sales                                             5,927             8,374             19,451              25,129

     Cost of Sales                                               (4,584)           (6,102)           (14,330)            (18,409)
                                                       -----------------  ----------------  -----------------   -----------------

          Gross margin                                            1,343             2,272              5,121               6,720
                                                       -----------------  ----------------  -----------------   -----------------


Operating expenses:
     Selling                                                        897             1,166              2,520               4,065
     General and administrative                                   1,321             1,790              4,498               5,168
     Restructuring                                                  ---               ---                ---               1,199
     Interest expense, net                                           76               157                297                 448
                                                       -----------------  ----------------  -----------------   -----------------
          Total expenses                                          2,294             3,113              7,315              10,880
                                                       -----------------  ----------------  -----------------   -----------------


Income (Loss) from continuing operations                           (951)             (841)            (2,194)             (4,160)


Discontinued operations--
     Income (Loss) from operations                                  ---               ---                ---                (206)
     Estimated loss on disposal                                     ---              (730)               ---                (967)
                                                       -----------------  ----------------  -----------------   -----------------
Net Income (Loss)                                      $           (951)           (1,571)            (2,194)             (5,333)
                                                       =================  ================  =================   =================

Income (Loss) per share - basic and diluted:
     Weighted average common shares
     outstanding                                                  5,621             5,460              5,619               5,429

     Income (Loss) from continuing operations                     (0.17)            (0.15)             (0.39)              (0.76)
     Income (Loss) from discontinued operations                     ---             (0.14)               ---               (0.22)
         Net Income (Loss)                                        (0.17)            (0.29)             (0.39)              (0.98)

See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)


                                                                                         For Nine Months Ended
                                                                         --------------------------------------------------
                                                                              September 30,              September 30,
                                                                                   1999                       1998
                                                                         ----------------------       ---------------------
                                                                                             (Unaudited)
Cash flows from operating activities:
          Net loss from continuing operations                               $           (2,194)                     (4,160)
          Adjustments to reconcile net loss from continued operations
                    Depreciation and amortization                                          692                       1,033
                    Allowance for doubtful accounts and sale returns                       540                         350
                    Directors compensation                                                  30                         ---
                    Changes in operating assets and liabilities:
                           (Increase) decrease in:
                                 Receivables                                               777                      (3,108)
                                 Inventory                                                 338                        (136)
                                 Prepaid expenses and other                                 (7)                        (83)
                                 Costs in excess of billings and estimated
                                  earnings                                                 222                         274
                           Increase (decrease) in:
                                  Accounts payable                                         (52)                        600
                                  Accrued expenses                                         (43)                        440
                                  Unearned income and deferred revenue                     (53)                       (110)
                                  Billings in excess of costs and estimated
                                   earnings                                               (628)                        440
                                                                            -------------------       ---------------------
                    Net cash used in operating activities                                 (378)                     (4,460)
                    Net cash provided by discontinued operations                            46                       1,534
Cash flows from investing activities:
          Capital expenditures                                                            (141)                       (174)
          Proceeds from sales of assets                                                      5                         113
                                                                            -------------------       ---------------------
                    Net cash used in investing activities                                 (136)                        (61)

Cash flows from financing activities:
          Proceeds from debt                                                            16,944                       7,865
          Repayment of debt                                                            (20,055)                     (5,734)
          Repayment of note from a related party                                        (1,300)                        ---
          Subscription receivable from a related party                                   2,500                         ---
          Proceeds from sale of preferred stock, net                                     1,888                         ---
          Proceeds from exercise of stock options                                          ---                         916
          Repayment of stockholders' note                                                  ---                           9
                                                                            -------------------       ---------------------
                    Net cash provided by (used in) financing activities                    (23)                      3,056
                                                                            -------------------       ---------------------

Increase (decrease) in cash:                                                              (491)                         69
Cash, beginning of period                                                                  664                         ---
                                                                            -------------------       ---------------------

Cash, end of period                                                         $               173                          69
                                                                            ===================       =====================

See accompanying notes to these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)


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

Discontinued Operations

In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments ("Segments"), Omega and ICNS. On April 30, 1998, the Company executed two separate divestiture agreements for the Segments. The Segments have been accounted for as discontinued operations in accordance with APB 30. As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Based, in part, on the definitive agreements entered into on April 30, 1998, and an agreement entered into by the Company to terminate the last major contract to be completed under the Company's plan to divest of ICNS, management determined that a net loss on disposal would be incurred as well as operating losses. Management revised these estimates in the financial statements for the year ended December 31, 1998. The net assets of discontinued operations includes a receivable that is currently in litigation.

NOTE 2 - NOTES PAYABLE
         -------------

On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility. On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. On August 10, 1999, the Fifth Amendment to Credit Agreement and Note Modification Agreement was executed. The facility consists of a line-of-credit for $3,500,000 with interest at prime plus 1% (9.25% at September 30, 1999). As of September 30, 1999, there was $1,941,000 outstanding under the line of credit. As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. In accordance with the agreement with the bank, the Company paid down the amount outstanding by $650,000 on January 4, 1999 and by $850,000 on February 24, 1999. The cash used to make the $650,000 payment was reflected as restricted cash at December 31, 1998. The line-of-credit is subject to a borrowing base calculation and collateralized by accounts receivable and inventory. The line
matures on  March 1, 2000.   The credit agreement requires that the Company
remain in compliance with certain affirmative and negative covenants. The financial covenants include specific requirements for Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA"), accounts receivable and accounts payable. In addition, the Company has monthly and quarterly reporting requirements. As of September 30, 1999, the Company is not in compliance with the EBITDA covenant. The Company is currently negotiating with the bank to resolve the covenant violation. In addition, the Company will be entering into discussions with the bank to extend and/or modify the credit facility, which matures on March 1, 2000. However, there is no assurance that the Company will be successful modifying the current credit facility, obtaining alternative financing or securing other forms of funding.

In March 1998, the Company received $1,600,000 from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. As of December 31, 1998, the balance on the note was $1,300,000. This note was paid off on February 24, 1999.

NOTE 3 - STOCKHOLDERS' EQUITY
         --------------------

The Company has authorized 100,000,000 shares of preferred stock, which may be issued in series and with such preferences as determined by the Company's Board of Directors. On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement, the Company issued 50,000 shares of Series A, 7-1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5,000,000. Of the proceeds, $2,500,000 was placed in escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. After the purchase, Interwest Group owned 50% of the outstanding common stock of the Company and 64% on an if converted basis.

On August 11, 1999, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement the Company issued 19,000 shares of Series B 7-3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7-3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. After the purchase, Interwest Group owns 52% of the outstanding common stock of the Company and 68% on an if converted basis.

On May 27, 1999, at the annual meeting of shareholders, the shareholders approved the 1999 Employee Stock Purchase Plan. The employees began contributing to the plan effective October 1, 1999.

NOTE 4 - INCOME (LOSS) PER SHARE
         -----------------------

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three and nine months ended September 30, 1999 and 1998 as all of the Company's potentially dilutive securities were anti-dilutive during these periods.

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

The Company has identified computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties which provide the Company goods or services. As of September 30, 1999, testing, remediation and replacement has been substantially completed. The Company intends to continue developing a contingency plan that will be utilized if current efforts by the Company and its vendors are unsuccessful.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Capital Resources

On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement, the Company issued Series A 7-1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5,000,000. On December 30, 1998, $2,500,000 was funded to the Company, of which $650,000 was restricted for payment on the Company's credit facility. Of the balance of the proceeds, $300,000 was used to pay down the note from the related party, and $1,550,000 was used for working capital. The remaining $2,500,000 was funded to escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released.
The Company used $850,000 to pay down the Company's credit facility, $1,300,000 to pay the balance of the note from the related party, and $350,000 for working capital purposes. As a result of this equity investment, the Company reduced its debt by $3.1 million.

On August 11, 1999, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement the Company issued 19,000 shares of Series B 7-3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7-3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The proceeds were used for working capital.

On December 30, 1998, the Company entered into an agreement with the bank to amend its credit facility.

On February 1, 1999, the Fourth Amendment to Credit Agreement and Note Modification Agreement was executed. On August 10, 1999, the Fifth Amendment to Credit Agreement and Note Modification Agreement was executed. The facility consists of a line-of-credit for $3,500,000 with interest at prime plus 1% (9.25% at September 30, 1999). As of September 30, 1999, there was $1,941,000 outstanding under the line of credit. As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. In accordance with the agreement with the bank, the Company paid down the amount outstanding by $650,000 on January 4, 1999 and by $850,000 on February 24, 1999. The cash used to make the $650,000 payment was reflected as restricted cash at December 31, 1998. The line-of-credit is subject to a borrowing base calculation and collateralized by accounts receivable and inventory. The Company was not subject to any limitations under the borrowing base calculation as of September 30, 1999.The line matures on March 1, 2000. The credit agreement requires that the Company remain in compliance with certain affirmative and negative covenants. The financial covenants include specific requirements for EBITDA, accounts receivable and accounts payable. In addition, the Company has monthly and quarterly reporting requirements. As of September 30, 1999, the Company is not in compliance with the EBITDA covenant. The Company is currently negotiating with the bank to resolve the covenant violation. In addition, the company will be entering into discussions with the bank to extend and/or modify the credit facility, which matures on March 1, 2000. However, there is no assurance that the Company will be successful modifying the current credit facility, obtaining alternative financing or securing other forms of funding.

In March 1998, the Company received $1,600,000 from a related party in exchange for a convertible promissory note ("Note"), due March 1999. The Note bears interest at 10% and interest payments are due quarterly. At December 31, 1998, $1,300,000 was outstanding on this note. This note was paid in full upon release of the escrowed funds as mentioned above.

Liquidity

The Company's cash position decreased by $491,000 during the nine months ended September 30, 1999. Of this decrease, $650,000 of cash classified as restricted on December 31, 1998, was used to pay down the Company's credit facility on January 4, 1999. The Company's current ratio declined to 1.18 at September 30, 1999, as compared to 1.52 at December 31, 1998. The decline in the current ratio is due primarily to the decline in the accounts receivable balance, and the reclassification of the Company's credit facility to short-term at March 1, 1999 from long-term at December 31, 1998.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns, was $4,320,000 at September 30, 1999, as compared to $5,637,000 at December 31, 1998. The decrease in accounts receivable is due to decreased revenue, and aggressive credit review and collection efforts. A credit manager was hired during the second quarter, and additional resources were committed to collection efforts. Based on accounts receivable collection efforts made by the Company this year, $641,000 has been written off during the nine months ended September 30, 1999, as compared to $122,000 for the nine months ended September 30, 1998. These write-offs were primarily due to customer billing problems when the Company implemented new software in the first quarter of 1998, and data base and process problems on changes in recurring service contract terms. Both problems have been addressed in 1999. The company has provided for increases for the allowance for doubtful accounts of $540,000 for the first nine months of 1999, as compared to $350,000 for the first nine months of 1998.

Accounts payable and accrued expenses at September 30, 1999 were $3,647,000 as compared to $3,741,000 at December 31, 1998.

During the third quarter of 1999 the Company made investments of $132,000 in equipment. Most of this investment was related to upgrades in, and additions to, transport facilities for providing high speed data services. There are no material commitments for capital expenditures and the company is maintaining tight controls over capital purchases.

RESULTS OF OPERATIONS:
----------------------

The Company recorded a loss from continuing operations of $951,000 and $2,194,000 for the three and nine months ended September 30, 1999, as compared to $841,000 and $4,160,000 for the three and nine months ended September 30, 1998. Included in the loss for the nine months ended September 30, 1998, were restructuring costs of $1,199,000, and product line reduction costs associated with the restructuring of $409,000. In addition, in March of 1998, the Company adopted a plan to divest itself of its non-strategic subsidiaries, Omega and ICNS. These segments were accounted for as discontinued operations in accordance with APB 30. For the three months ended March 31, 1998, the Company recorded a loss from discontinued operations of $206,000. In addition, for the three and nine months ended September 30, 1998, the Company recorded an estimated loss on disposal of discontinued operations of $730,000 and $967,000, respectively.

Continuing Operations

Revenue

Revenue for the three months ended September 30, 1999 decreased by $2,447,000, or 29.2% as compared to the three months ended September 30, 1998, and by $5,678,000, or 22.6% as compared to the nine months ended September 30, 1998. The Company experienced significant turnover and attrition in its sales force during and as a result of, the failed merger with Rocky Mountain Internet in the third and fourth quarters of 1998. As a result, management had to restaff the sales department in the first half of 1999. The lower revenue in the third quarter is primarily due to the ramping up of the new sales force. In addition to restaffing, the Company has added a sales manager to enhance existing customer relations, added a telemarketing group led by an experienced manager to increase leads, and has initiated a professional marketing communications program. Additionally, project installations were delayed due to construction delays at customer sites.

The Company is continuing to focus sales efforts on "total network solutions" which includes recurring service sales, rather than on equipment and installation projects that do not include recurring services. During the three months ended September 30, 1999, 47% of revenue was derived from Network Services as compared to 42% for the three months ended September 30, 1998.

Gross Margin

The gross margin percentage for the three and nine months ended September 30, 1999 was 22.7% and 26.3% of revenue as compared to 27.1% and 26.7% of revenue for the similar periods in 1998. The decline in the margin for the three months ended September 30, 1999 is due to reduced labor utilization resulting from the delays at the customers sites. During the quarter ended March 31, 1998, the Company recorded a charge of $409,000 for product line reduction as part of the restructuring.

Selling

Selling expenses for the three and nine months ended September 30, 1999 decreased by $269,000 and $1,545,000 as compared to the three and nine months ended September 30, 1998. Selling expenses as a percentage of revenue were 15.1% and 13.0% of revenue for the three and nine months ended September 30, 1999, as compared to 13.9% and 16.2% of revenue for the three and nine months ended September 30, 1998. The decrease in selling expenses is primarily due to a decrease of $372,000 and $1,419,000 in personnel related expenditures for the three and nine months ended September 30, 1999, as compared to similar periods in 1998, offset by increases in recruiting, advertising and promotion in 1999.

General and Administrative

General and administrative expenses decreased by $469,000 and $670,000 for the three and nine months ended September 30, 1999 as compared to similar periods in 1998. The decrease in general and administrative costs for the three months ended September 30, 1999 is due to decreases in personnel related expenses of $140,000, and decreased bad debt, amortization and depreciation expenses. The decrease in general and administrative costs for the nine months ended September 30, 1999 is due primarily to decreases in personnel related expenses of $499,000, and decreased amortization and depreciation expenses.


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


Discontinued Operations

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The subsidiaries have been accounted for as discontinued operations in accordance with APB 30. The remaining assets and liabilities of the subsidiaries at September 30, 1999, primarily consists of accounts receivable.

The Company executed a Stock Purchase Agreement on April 30, 1998 for the sale of its 80% ownership of the common stock of Omega to Omega's vice president and sole minority shareholder. The consideration for the sale of the Company's common stock ownership of Omega was $209,000.

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

As of September 30, 1999, testing, remediation and replacement has been substantially completed for all categories. The Company intends to continue developing its contingency plan that will be utilized if current efforts by the Company and its vendors are unsuccessful.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's credit facility. The Company's credit facility is a line of credit with an interest rate based on the prime rate plus 1%. The credit facility matures on March 1, 2000. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of September 30, 1999, the Company's outstanding balance on the credit facility was $1,941,000.

Sensitivity Analysis. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company has a $3.5 million balance outstanding under the line of credit (the limit on the line of credit at September 30, 1999). The monthly interest payment, if the rate stayed constant, would be approximately $27,200. If the prime rate rose 100 basis points, the monthly interest payment would be approximately $29,900. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow. In the event the facility is renewed or replaced, the Company can make no assurances that the interest rate on the replacement facility will be at comparable rates nor can the Company represent what the exposure to market risk under the replacement facility might be.

Part II  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

In April 1998, the Company entered into a contract with El Paso County School District No.11 ("D-11") for an Integrated Technology Communication System, Wiring and Cable Infrastructure for sixty locations throughout district No. 11 schools and other locations. In August 1998, through mutual agreement, the contract was terminated and superceded by a Settlement Agreement between the Company and D-11 pursuant to which the Company was to complete certain locations and upon completion receive payment. The Company completed its work under the Settlement Agreement but has not been paid. On July 16, 1999 the Company filed suit against D-11 in the District Court of El Paso County, Colorado for breach of the Settlement Agreement. D-11 responded in the suit by filing a Motion to Dismiss based upon the Company's alleged failure to mediate, and on other grounds. The parties are now awaiting the Court's ruling on the Motion.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement, the Company issued 50,000 shares of Series A 7-1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5,000,000. On December 30, 1998, $2,500,000 was funded to the Company, of which $650,000 was restricted for payment on the Company's credit facility. Of the balance of the proceeds, $300,000 was used to pay down the note from the related party, and $1,550,000 was used for working capital. The remaining $2,500,000 was funded to escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. The Company used $850,000 to pay down the Company's credit facility, $1,300,000 to pay the balance of the note from the related party, and $350,000 for working capital purposes. As a result of this equity investment, the Company reduced its debt by $3,100,000.

On August 11, 1999, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement the Company issued 19,000 shares of Series B 7-3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7-3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The proceeds were used for working capital.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

The Company has a borrowing agreement with a bank which provides a $3,500,000 credit facility. As of September 30, 1999, the Company is not in compliance with the EBITDA covenant of the credit facility. The Company is currently negotiating with the bank to resolve this violation, however, there is no assurance that the company will be successful.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

NONE


ITEM 5.   OTHER INFORMATION
          -----------------

NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) EXHIBIT 27 - FINANCIAL DATA SCHEDULE

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


                              INTERNET COMMUNICATIONS CORPORATION
                              -----------------------------------
                                        (Registrant)



Date:  November 15, 1999      By:    /s/   John M. Couzens
                                 -----------------------------------------------
                                     John M. Couzens,  President



Date:  November 15, 1999       By:   /s/   T. Timothy Kershisnik
                                 -----------------------------------------------
                                     T. Timothy Kershisnik,
                                     Chief Financial Officer