Form 10-K
period 1999-12-31
INTERNET COMMUNICATIONS CORP
filed 2000-03-30
CIK 841693

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

For fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-19578

                       INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              COLORADO                                       84-1095516
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

7100 E. BELLEVIEW AVE., STE. 201, GREENWOOD VILLAGE, COLORADO            80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number (303) 770-7600

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                (TITLE OF EACH CLASS)              (NAME OF EXCHANGE)
             --------------------------            -----------------------
             Common Stock, no par value            The Nasdaq Stock Market
                                                   SmallCap System

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 10, 2000, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $9,510,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq Stock Market SmallCap System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 10, 2000, 5,792,764 shares of registrant's common stock were outstanding.

                        DOCUMENTS REPORTED BY REFERENCE.

(1) Portions of the Registrant's Proxy Statement related to the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

     The table of exhibits filed appears on page 41.

INTERNET COMMUNICATIONS CORPORATION

    Form 10-K cover page                                               1

    Index page                                                         2

    Part I
       Item I - Business                                               3
       Item 2 - Properties                                             9
       Item 3 - Legal Proceedings                                      9
       Item 4 - Submission of Matters to a Vote of Securities         10
                Holders

    Part II
       Item 5 - Market for Registrant's Common Equity and             10
                Related Stockholder Matters
       Item 6 - Selected Financial Data                               11
       Item 7 - Management's Discussion and Analysis of               11
                Financial Condition and Results of Operations
       Item 7A - Quantitative and Qualitative Disclosure About        18
                 Market Risk
       Item 8 - Financial Statements and Supplementary Data           19
       Item 9 - Changes in and disagreements with Accountants         40
                on Accounting and Financial Disclosure

    Part III
       Item 10 - Directors and Executive Officers of the              40
                 Registrant
       Item 11 - Executive Compensation                               40
       Item 12 - Security Ownership of Certain Beneficial Owners      40
                 and Management
       Item 13 - Certain Relationships and Related transactions       40

    Part IV
       Item 14 - Exhibits, Financial Statement Schedules and          41
                 Reports on Form 8-K

    Signature page                                                    43

ITEM 1.   BUSINESS

GENERAL

Internet Communications Corporation ("INCC" or the "Company") is a multi-faceted telecommunications integration and network services company. INCC specializes in the design, implementation, maintenance and management of premise and network-based communications for wide area networks ("WANs"). The Company targets medium-sized corporations and institutions that use technology to operate and optimize their business over data, voice and integrated networks.

On March 17, 2000, INCC executed a definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which RMI.NET, Inc. ("RMI") will acquire INCC in exchange for RMI common stock and warrants to purchase shares of RMI common stock.

The acquisition will be effected through a merger (the "Merger") of a wholly owned subsidiary of RMI with and into INCC, with INCC as the surviving corporation. Upon consummation of the Merger, INCC shareholders will be entitled to receive a number of shares of RMI common stock equal to $2.50 divided by the average of the closing prices of RMI common stock for the fifteen consecutive trading days ending on the date immediately prior to the closing of the Merger. For example, if the fifteen-day average closing sales price of RMI were $10.00, each holder of INCC common stock would receive 0.25 shares of RMI common stock for each share of INCC common stock. The value attributed to the RMI common stock will not exceed $12.89, 125% of the average closing price of the RMI common stock for the fifteen consecutive trading days ending on the day immediately prior to the signing of the Merger Agreement (the "Signing Price"), nor will the value attributed to the RMI common stock be less than $6.19, 60% of the Signing Price. It is currently anticipated that up to approximately 11,346,000 shares of INCC common stock will be outstanding on the closing date of the Merger, including shares of INCC common stock to be issued upon (1) payment of dividends on INCC preferred stock, (2) conversion of INCC preferred stock to INCC common stock,
(3) repayment of loans made by Interwest Group, Inc. (as further described below) and (4) the exercise of outstanding options and warrants. In addition to the shares of RMI common stock, the shareholders of INCC (excluding Interwest Group, Inc., INCC's largest shareholder, and the directors of
INCC), will be entitled to receive in exchange for each share of INCC common stock, a warrant exercisable for one share of RMI common stock at $11.50, and cancelable on 30-days notice by RMI if RMI's share price exceeds $13 for five consecutive trading days. The exercise period for each warrant will begin thirty days after the closing date of the Merger and will expire two years thereafter.

INCC's board of directors has approved the Merger and has recommended that the shareholders approve the Merger. Consummation of the Merger remains subject to shareholder approval and other customary conditions.

In connection with the execution of the Merger Agreement, INCC's largest shareholder, Interwest Group, Inc., loaned $3 million to INCC. The $3 million loan was used in part to repay INCC's outstanding line of credit, which matured on March 1, 2000. The Merger Agreement requires that, under certain circumstances, Interwest Group, Inc. will be required to lend up to an additional $600,000 to INCC prior to the closing of the Merger. Under the terms of the Merger Agreement, the amounts loaned by Interwest Group, Inc. to INCC, including a $500,000 loan made on February 2, 2000, will be converted into common stock of INCC immediately prior to consummation of the Merger at a price of $2.50 per share and thereafter be exchanged for RMI common stock on the same basis as the other shares of INCC common stock, except that Interwest Group, Inc. will not receive any warrants.

BACKGROUND

The Company was created in 1996 with the merger of two Colorado communications companies - INCC, a data communications network services company which began operations in 1986, and Interwest Communications Corporation ("Interwest"), a telecommunications interconnect company which began operations in 1977. This combination provided the company with data and voice integration capabilities.

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

With regard to the Company, the most important risks and uncertainties that could affect future results include, but are not limited to, the following:

-     Changing technology
-     Competition
-     Possible future government regulation
-     Competition for talented employees
-     Achieving funding for future operations

PRODUCTS AND SERVICES

INCC offers a wide array of communication services such as network management, maintenance, professional services, Internet access, web hosting, project management, network integration and transport services.

INCC's ability to understand its customers' business dilemmas begins with INCC's sales and technical staff. INCC understands the critical nature of designing and deploying the most efficient and cost effective technology. The Company's services are designed to capitalize on this experience.

NETWORK MANAGEMENT SERVICES

As part of its service offerings, the Company provides network management through its network control center ("NCC"). The NCC provides network management of SNMP-based communications devices as well as the circuits associated with the network 24 hours a day, seven days a week. NCC engineers can quickly identify, resolve and often prevent network problems. In addition, engineers are able to collect performance data to identify and analyze performance trends. Such analysis permits the Company to take preventive measures before the network experiences interruption or down time. INCC offers several levels of service to help its customers maintain optimal network performance.

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

In addition, the Company offers a performance management service designed to optimize network performance and to proactively prevent network failures from occurring, thereby maximizing network up-time. By combining the collection and reporting of information about network performance trends with expert analysis of that information by NCC engineers, potential problems are identified before they generate failures.

NETWORK MAINTENANCE

The Company also provides maintenance service plans for its customers' networks. The Company's on-site equipment maintenance service includes 24-hour technical support, contracted response times, on-site trouble-shooting, parts replacement, verification testing, and customer notification.

PROFESSIONAL SERVICES

INCC's professional services group offers in-depth thorough analysis of enterprise networks. INCC consultants provide a range of services that help customers determine if and how their network is performing to meet business objectives. These services include:

- Network Assessment and Baseline, which provides a view of the network through an audit process. INCC monitors the customer's network to determine traffic/protocol distribution, utilization, network congestion, application usage and performance inefficiencies.

- Enterprise Network Architecture and System Design, which provides design and redesign of enterprise networks that conform to current and future technology needs of the customer. Connectivity options such as remote access, dial-in, Internet and wide-area connectivity are evaluated. In addition, INCC determines requirements for e-mail, groupware, thin client applications and then implements them thus creating a more robust environment for sharing information across the enterprise.

- Network Security, which provides security assessment, security policy and firewall evaluation for customers who need a more demanding and comprehensive review of their security requirements.

- Technology Assessment, which provides solutions to help customers differentiate themselves and strengthen their market position within their given industry. INCC takes into account the customers' business strategy and offers core competencies in technologies such as Internet protocol telephony and voice-over frame relay which support that strategy.

INTERNET ACCESS AND WEB HOSTING SERVICES

The Company is an Internet Service Provider, offering complete Internet access services. INCC provides high-speed connections to the Internet, carrier circuits, domain name set-up, network routing, mail routing, self-healing networks, network monitoring, termination and routing equipment, electronic mailboxes and newsgroup access. In addition, INCC provides Web hosting services for customers' Web pages, including technical support, 24 hour server maintenance and security, daily Web site statistics reporting, and virtual post office.

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

NETWORK TRANSPORT SERVICES

INCC provides a broad range of transport services for multi-location enterprise network connectivity. Services include dedicated private line, frame relay, Asynchronous Transfer Mode ("ATM") and Internet Protocol ("IP"). These services are blended with INCC's network management and integration services. To provide transport services, the Company has agreements with a number of long-distance carriers, including MCI Worldcom, ICG, TCG, Sprint, and AT&T and with approximately 30 LEC's (local exchange carriers), including US West, across the country. INCC operates as a FCC approved inter-exchange carrier and a PUC approved local exchange carrier. INCC operates extensive dedicated and frame relay networks, and with affiliated network resources, is able to provide, manage and maintain service across the country. INCC's competitive advantage is its track record in deploying voice-over-data for enterprise networking in both frame relay and internet protocol environments.

STRATEGY

INCC's strategic focus is on delivering increased value to its customers through its technical capabilities in data, voice and integrated multi-media enterprise networks. The Company is pursuing three interrelated initiatives:

- Strengthen its long-standing reputation as an innovator in the application of networking technologies for business solutions with additional employee training and educational programs.

-  Strengthen its position as a network services and integration company.

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


INDUSTRY OVERVIEW AND MARKET NICHE

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

Communications companies that provide solutions to these challenges and can bring together all the components that comprise a network - the systems and equipment that switch, route and terminate information, the circuits that carry information and the services that make the network work and keep it working - are well positioned.

COMPETITION

Industry competition includes a variety of companies from all sectors of the telecommunications industry. Examples include: hardware manufacturers and carriers who sell their own products, sales agents who act on behalf of manufacturers and carriers, and distributors who buy and resell products. Hardware manufacturers include multinational companies like Cisco Systems, Inc. and Lucent Technologies Inc. Carriers include regional bell operating companies, such as US West, and interexchange carriers such as MCI Worldcom, AT&T and Sprint. Distributors include national systems integrators such as EDS, IBM Global Services and large consulting firms. Many of the Company's competitors have substantially greater resources than INCC.

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

SALES

INCC's sales efforts are currently staffed by 26 sales personnel. The Company's sales representatives initially contact potential customers from referrals from other customers or by local market knowledge. Thereafter, the Company is engaged to evaluate and recommend a network integration solution and network services. One of INCC's strengths is the continuing customer relationships that provide both cross selling and repeat business opportunities and a solid base for references. The Company's sales efforts are divided into two areas: one targeting new business and the other targeting INCC's installed base.

CUSTOMERS

The Company has an installed base of approximately 5,000 business, government and institutional customers, ranging from single location, single system customers to national accounts with integrated networks dispersed over a wide geographic area. For the year ended December 31, 1999, Lucent Technologies Inc. represents approximately $3,530,000 or 14.5% of the Company's revenue. The Company provides hardware and installation and maintenance services on a project by project basis.

SEASONALITY

The sales of the Company are not seasonal to any significant extent. Sales may decrease or increase at various times throughout a year due to customers' purchasing decisions.

BACKLOG

The Company receives orders for the sale and installation of network systems and network services to be installed and provisioned in the future. As of December 31, 1999 and 1998, there were $2.2 million and $3.1 million, respectively of orders received from various customers which are expected to account for future sales for the Company.

In addition, the Company has on-going contracts with customers that range from 3 months to 5 years for network management, maintenance service and transport services which provide monthly recurring revenue to the Company. The total monthly revenue provided by these contracts is approximately $682,000 per month as of December 31, 1999.

EMPLOYEES

On March 10, 2000, the Company employed 132 full-time employees including 4 executive officers, 26 in sales and marketing, 78 in network operations and technical services, and 24 in accounting, administration, and other support areas.

RESEARCH AND DEVELOPMENT

INCC is primarily a network integrator and network services provider and as such is not involved in any significant research and development efforts.

LOCATIONS

The Company's headquarters and principal office is located at 7100 East Belleview Avenue, Suite 201, Greenwood Village, Colorado 80111. Its telephone number is (303) 770-7600.


ITEM 2.                          PROPERTIES

The Company leases under multi-year agreements approximately 41,000 square feet of office and/or office/warehouse space at lease rates ranging from $6.00 to $19.00 per square foot at locations in Greenwood Village, Colorado Springs and Fort Collins, Colorado.


ITEM 3.                        LEGAL PROCEEDINGS

In April 1998, the Company entered into a contract with El Paso County School District No.11 ("D-11") for an Integrated Technology Communication System, Wiring and Cable Infrastructure for sixty locations throughout district No. 11 schools and other locations. In August 1998, through mutual agreement, the contract was terminated and superseded by a Settlement Agreement between the Company and D-11 pursuant to which the Company was to complete certain locations and upon completion receive payment. The Company completed its work under the Settlement Agreement but was not paid. On July 16, 1999 the Company filed suit against D-11 in the District Court of El Paso County, Colorado for breach of the Settlement Agreement. D-11 responded in the suit by filing a Motion to Dismiss based upon the Company's alleged failure to mediate, and on other grounds. The Court denied the Motion and set a trial date of June 19, 2000. On February 25, 2000 the Company entered into a settlement agreement with D-11 and received approximately $200,000 and all claims by each party were released.

During the normal course of business the Company is a party to litigation. The Company is currently one of multiple defendants in two separate cases. The Company's insurance company has assumed the defense in each of the cases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded on The Nasdaq Stock Market SmallCap System under the symbol INCC. As of December 31, 1999, the Company no longer met the consolidated net tangible asset condition for continued listing on the Nasdaq Stock Market SmallCap System. If the Merger is not completed and the Company is otherwise unable to meet the continued listing requirements at that time, the Company will seek temporary relief to continue its listing on the SmallCap System while it endeavors to meet the requirements. There can be no assurance that the Nasdaq Stock Market will agree to temporary relief and the Nasdaq Stock Market may take action against the Company, including, but not limited to removing the Common Stock from the SmallCap System.

The following table represents the range of high and low closing prices for the Common Stock for the eight fiscal quarters ended December 31, 1999.

                                  QUARTER ENDED
                                  -------------
                  MARCH 31-98 JUNE 30-98  SEPT 30-98  DEC 31-98
                  ----------- ----------  ----------  ---------
                  High  Low   High  Low   High  Low   High  Low
                  6.25  4.44  6.75  4.63  6.72  4.38  5.25  2.13

                                  QUARTER ENDED
                                  -------------
                  MARCH 31-99 JUNE 30-99  SEPT 30-99  DEC 31-99
                  ----------- ----------  ----------  ---------
                  High  Low   High  Low   High  Low   High  Low
                  3.94  2.13  4.69  2.13  3.13  2.50  6.06  1.63

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK AND WARRANTS. As of March 10, 2000, there were 117 record holders and an additional estimated 1,500 beneficial holders of INCC's Common Stock.

(c) DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend upon, among other things, the Company's future earnings, requirements for capital improvements and financial condition. The Company's loan agreement which was in place through March 17, 2000 required lender approval of dividend payments.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                     11 MOS.                YEAR
                                                    YEAR ENDED        ENDED                 ENDED
                                                   JANUARY 31,   DECEMBER 31, (1)        DECEMBER 31,
                                                 1996      1997        1997             1998      1999
                                                 ----      ----        ----             ----      ----
STATEMENT OF OPERATIONS DATA:
Revenue ....................................    18,528     26,505     33,113           32,086     24,450
Cost of sales ..............................    13,502     18,815     23,693           23,688     18,798
Gross margin ...............................     5,026      7,690      9,420            8,398      5,652

Operating expenses .........................     5,806      8,246     12,370           14,121(3)   9,459
Operating loss .............................      (780)      (556)    (2,950)          (5,723)    (3,807)
Interest expense ...........................       325        378        400              643        258
Net loss from continuing operations ........      (997)      (934)    (3,350)          (6,366)    (4,065)
Net loss per share from continuing
   operations(2) ...........................     (0.41)     (0.28)     (0.64)           (1.15)     (0.79)

OTHER DATA:
Net cash provided - (used in) by:
    Operating activities - continuing ......       (66)    (3,143)       732           (4,826)      (462)
    Investing activities ...................      (724)      (604)      (995)            (135)      (207)
    Financing activities ...................       691      2,590      1,873            5,180        382

BALANCE SHEET DATA:
Cash and cash equivalents ..................       473        643       --                 14        459
Working capital (deficit) ..................       892      5,990     (1,488)           4,536        (60)
Total assets ...............................     7,450     18,372     18,113           16,767      9,530
Notes payable net of current portion .......      --        5,587        209            3,585         29
Total Stockholders' Equity .................     2,917      7,405      5,984            4,315      2,179

-------------------------------------

(1) INCC elected to change its fiscal year from January 31 to December 31 effective February 1, 1997.
(2)  Loss per share is computed based on 2,397,000; 3,371,000; 5,216,000;
     5,523,000 and 5,647,000 shares outstanding for 1996 and 1997, the eleven months ended December 31, 1997, and the years ended December 31, 1998, and December 31, 1999 respectively. This represents the weighted average common shares outstanding for both basic and diluted earnings per share for common shareholders for each period.
(3) Operating expenses includes $936,000 of restructuring cost and $1,215,000 of goodwill impairment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements. The Company elected to change its fiscal year end to December 31 from January 31, effective February 1, 1997. References to fiscal 1997 relate to the eleven months ended December 31, 1997. References to fiscal 1998 and 1999 relate to the twelve months ended December 31, 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a wholly owned subsidiary of Anschutz Company. Under the terms of the agreement, the Company issued 50,000 shares of Series A 7 1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5.0 million. On December 30, 1998, $2.5 million was funded to the Company, of which $650,000 was restricted for payment on the Company's credit facility. Of the balance of the proceeds, $300,000 was used to pay down the note from the related party, and $1,550,000 was used for working capital. The remaining $2.5 million was funded to escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. The Company used $850,000 to pay down the Company's credit facility, $1,300,000 to pay the balance of the note from the related party, and $350,000 for working capital purposes. As a result of this equity investment, the Company reduced its debt by $3.1 million.

On August 12, 1999, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. The proceeds were used for working capital. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company has not and does not anticipate selling any additional shares under the commitment.

During 1999, the Company maintained outstanding balances under its Credit Agreement with a commercial bank. As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. The Company paid down the amount outstanding by $650,000 on January 4, 1999, and by $850,000 on February 23, 1999. The facility bore interest at prime plus 1% (9.50% at December 31, 1999). As of December 31, 1999, there was $2,188,000 outstanding under the line-of-credit. The line-of-credit was collateralized by accounts receivable and inventory and matured on March 1, 2000. The line-of-credit was paid off and terminated on March 17, 2000.

In connection with the execution of the Merger Agreement (as previously discussed in Item 1), INCC's largest shareholder, Interwest Group, Inc., loaned $3 million. The $3 million loan was used in part to repay INCC's outstanding line of credit, which matured on March 1, 2000. The Merger Agreement requires that, under certain circumstances, Interwest Group, Inc. will be required to lend up to an additional $600,000 to INCC prior to the closing of the Merger. In addition to the loan discussed above, Interwest Group, Inc. loaned $500,000 to INCC on February 2, 2000. Under the terms of the Merger Agreement, the amounts loaned by Interwest Group, Inc. to INCC will be converted into common stock of INCC immediately prior to consummation of the Merger at a price of $2.50 per share and thereafter be exchanged for RMI common stock on the same basis as the other shares of INCC common stock, except that Interwest Group, Inc. will not receive any warrants.

In March 1998, the Company received $1.6 million from a related party in exchange for a convertible promissory note ("Note"), due March 1999. The Note bears interest at 10% and interest payments are due quarterly. The Note includes a conversion clause which allows conversion if the Note is not paid when due and carries a conversion price of $4.25 per common share. At December 31, 1998, $1,300,000 was outstanding on this note. This note was paid in full on February 23, 1999 upon release of the escrowed funds as mentioned above.

LIQUIDITY

The Company's cash position decreased by $63,000 in 1999. Operating cash held in a depository account offset reductions in restricted cash. The restricted cash held at December 31, 1999 relates to the settlement of the final contract for ICNS, a former subsidiary of the Company. These funds were released in March, 2000, and were used for working capital.

The Company's cash position increased by $664,000 in 1998. Of this increase, $650,000 was classified as restricted cash at December 31, 1998, and used to pay down the line of credit on January 4, 1999. The Company's cash position decreased by $571,000 in 1997. The Company's current ratio decreased to .99 at December 31, 1999 from 1.52 at December 31, 1998, as compared to .87 at December 31, 1997. The decrease is primarily attributable to the decrease in the subscription receivable for the balance of the preferred stock investment, and a decrease in inventory levels. The significant factors in the improvement of the current ratio in 1998 were the reclassification of a portion of the Company's bank note payable from short-term to long-term, due to a renegotiation of the credit facility, and the subscription receivable for the balance of the preferred stock investment.

The Company had an outstanding receivable at December 31, 1997, related to a project for which the Company was a subcontractor. This receivable related to the cost of delays and inefficiencies, as a result of environmental hazards at the worksite. The Company sold this receivable to a related party during the fourth quarter of 1998 for $500,000 recognizing a loss on the receivable of $109,000. The Company recognized an additional loss on this receivable of $44,000 in 1999, in accordance with an agreement regarding the collection of the receivable.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns was $3,143,000 at December 31, 1999, as compared to $5,637,000 at December 31, 1998, and $4,907,000 at December 31, 1997. The decrease in accounts receivable in 1999 is due to decreased revenue, and aggressive credit review and collection efforts. A credit manager was hired during the second quarter of 1999, and additional resources were committed to collection efforts. Based on accounts receivable collection efforts made by the Company this year, $708,000 was charged against the allowance in 1999, as compared to $203,000 in 1998. These charges against the allowance were primarily due to customer billing problems when the Company implemented new software in 1998, data base and process problems on changes in recurring service contract terms, negotiated settlements on installation and recurring service contracts, as well as for customers which had ceased business. The Company recorded bad debt expense of $725,000 in 1999, as compared to $374,000 in 1998 and $204,000 in 1997. The allowance for doubtful accounts was $489,000 at December 31, 1999, as compared to $472,000 at December 31, 1998, and $301,000 at December 31, 1997.

Accounts payable and accrued expenses at December 31, 1999 were $3,559,000, as compared to $3,741,000 at December 31, 1998, and $4,706,000 at December 31, 1997. Decreases in inventory carrying levels contributed to the decrease at December 31, 1999. The additional working capital provided by the equity investment at December 30, 1998, contributed to the decrease at December 31, 1998.

The Company's investment in equipment in support of its technical operations was $213,000 in 1999, $188,000 in 1998, and $995,000 in 1997. Most of the investment for 1999 was related to upgrades in, and additions to, transport facilities for providing high speed data services. There are no material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.

The balance of goodwill as of December 31, 1999 is $765,000. Goodwill represents the balance paid for an acquired entity in excess of the net assets of the acquired company prior to the acquisition. The goodwill included in the balance sheet relates to the acquisition of Interwest. The goodwill is being amortized over a remaining period of 10 years.

The Company has recorded operating losses of $3,807,000, $5,723,000 and $2,950,000 for the years ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997, respectively. Additionally, the Company generated negative cash flow from operating activities of continuing operations of $652,000 and $4,826,000 in 1999 and 1998, respectively.

Management of the Company believes that the results of operations combined with available working capital resources, including those discussed above, will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives, however no assurances can be made that the necessary resources will be available.

RESULTS OF OPERATIONS:

As previously noted, references to fiscal 1997 relate to the eleven-month period ended December 31, 1997. The Company recorded a loss from continuing operations of $4,065,000 for 1999, as compared to $6,366,000 for fiscal 1998, and
$3,350,000 for fiscal 1997. The 1998 loss includes restructuring costs of $936,000, product line discontinuation related to the restructuring of $409,000, direct out-of-pocket expenses associated with the failed merger of $165,000 and goodwill impairment of $1,215,000. The 1997 loss included goodwill impairment of $259,000 and a loss from the sale of a subsidiary of $152,000. In March of 1998, the Company adopted a plan to divest itself of its nonstrategic subsidiaries, Omega and ICNS. These segments were accounted for as discontinued operations in accordance with APB 30. The Company recorded a loss from discontinued operations of $190,000, $1,173,000, and $1,225,000 in fiscal 1999, 1998 and 1997, respectively.

CONTINUING OPERATIONS

REVENUE

Revenue in fiscal 1999 decreased by $7,636,000, or 23.8% as compared to fiscal 1998. The Company experienced significant turnover and attrition in its sales force during, and as a result of, the failed merger with Rocky Mountain Internet in 1998. As a result, management had to restaff the sales department in the first half of 1999. The Company also experienced a problem with its primary carrier service provider during 1999, whereby a number of customers were without connectivity for up to ten days. As a result of this problem, several customers either cancelled or failed to renew their recurring service contracts with the Company in the last quarter of 1999.

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

The Company continues to focus sales efforts on "total network solutions" which include value-added and recurring service sales, rather than on stand-alone equipment and installation sales. Of the total revenue in 1999, 48.6% came from Network Services, as compared to 45.7% in 1998 and 37.3% in fiscal 1997.

GROSS MARGIN

The gross margin percentage for 1999 was 23.1% of revenue, as compared to 26.2% in 1998 and 28.5% in 1997. A significant contributing factor to the decline in the margin in 1999 was the cost of labor. Although labor related expenditures decreased by $1,095,000 in 1999, the margin on labor related sales declined by 7.6%, due to delays in projects and the Company's decision to maintain a core group of skilled employees while sales were down. The remaining decline in margin is due to lower margins on carrier services, a component of network services.

The decrease in gross margin in 1998 was due, in part, to the Company's restructuring, which included discontinuing certain product lines resulting in expenses of $409,000. This expense accounts for 1.3% of the decline in the gross margin. The remaining decline was due to tightening margins on network integration sales and lower returns in carrier services, a component of network services.

SELLING

Selling expenses for 1999 decreased by $1,725,000, or 33.9% as compared to 1998. The decrease in selling expenses is primarily due to the reduction of $1,678,000 in personnel related expenditures in 1999 as compared to 1998, attributed to a smaller sales force. Additional savings were realized in lower travel expenses. Selling expenses as a percentage of revenue were 13.8% in 1999 as compared to 15.8% in 1998 and 17.3% in fiscal 1997.

Selling expenses for 1998 decreased by $630,000, or 11% as compared to fiscal 1997. The decrease in selling expenses and percentage of revenue is attributable to the controls and cost containment measures implemented in the restructuring in March of 1998.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased by $786,000, or 11.4% in 1999 as compared to 1998. Decreases in personnel related expenses of $743,000, recruiting fees, professional fees, and training expenses were offset by increases of $351,000 in the allowance for doubtful accounts. General and administrative expenses were 24.9% of revenue in 1999, as compared to 21.4% of revenue in 1998 and 19.3% of revenue in fiscal 1997.

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

A description of the major components of the restructuring expense and the product line reduction are as follows:

Employee Severance of $664,000: The Company severed 50 positions, closed the wholesale engineering business and accepted the resignations of the Company's former president, CEO and a director, and the Company's former secretary, vice president-administration and a director. The severed employees each signed a Severance Agreement and Legal Release, which provided them 30 days severance pay and continued health insurance coverage for the month of April 1998. As disclosed in the Company's Definitive Proxy Statement filed April 23, 1998, the former president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of two years severance at a rate of $160,000 per year. Also, as described in the Definitive Proxy Statement, the former secretary and vice president entered into a Severance Agreement and Mutual Legal Release whereby the Company agreed to pay a total of twelve months severance pay at a rate of $100,000 per year.

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

In 1999, the Company reversed the remaining accrual of approximately $80,000 for facilities consolidation expenses which failed to materialize. As of December 31, 1999, there is no remaining balance of restructuring costs.

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

DISCONTINUED OPERATIONS

Pursuant to a plan adopted in March 1998, the Company executed two separate divestiture agreements on April 30, 1998 for its non-strategic subsidiaries, Omega and ICNS. The subsidiaries have been accounted for as discontinued operations in accordance with APB 30. The remaining assets and liabilities of the subsidiaries at December 31, 1999 consists of the net realizable value of an account receivable on the final contract of ICNS. The balance of this receivable was collected in March, 2000.

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

As of the issuance date of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, management was not anticipating net losses on the disposal of the Subsidiaries or the related interim period results of operations. Based, in part, on the definitive agreements entered into on April 30, 1998, and an agreement entered into by the Company to terminate the last major contract to be completed under the Company's plan to divest of ICNS, management determined that a net loss on disposal would be incurred as well as operating losses. Management revised its estimates in the financial statements for the year ended December 31, 1998. Further estimated losses were recorded in 1999 as the Company reached an agreement on the last major contract completed by ICNS. The Company recognized a loss of $190,000 from discontinued operations in 1999, $1,173,000 in 1998, and $1,225,000 for fiscal 1997.

INFLATION

In the last three fiscal years, inflation and changing prices have not had a material impact on INCC's net sales and revenue or income from continuing operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt which may be outstanding from time to time under the Company's credit facility. The Company's credit facility is a line of credit with an interest rate based on the prime rate plus 1%. The credit facility matured on March 1, 2000. Because the interest rate on the credit facility is variable, the Company's cash flow may be affected by increases in the prime rate. Management does not, however, believe that any risk inherent in the variable-rate nature of the loan is likely to have a material effect on the Company. As of December 31, 1999, the Company's outstanding balance on the credit facility was $2,188,000.

Sensitivity Analysis. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming the Company has a $3 million balance outstanding under the line of credit. The monthly interest payment, if the rate stayed constant, would be approximately $23,800. If the prime rate rose 100 basis points, the monthly interest payment would be approximately $26,300. The Company does not believe the risk resulting from such fluctuations is material nor that the payment required would have material effect on cash flow.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Financial Statements are filed as part of this Report:

                                                                                PAGE

      Independent Auditors' Report                                              20

      Consolidated Balance Sheets, December 31, 1999 and December 31, 1998      21

      Consolidated Statements of Operations, For the Years Ended
      December 31, 1999 and 1998 and the Eleven Months Ended
      December 31, 1997                                                         22

      Consolidated Statement of Stockholders' Equity, For the Years Ended
      December 31, 1999 and 1998 and the Eleven Months Ended
      December 31, 1997                                                         23

      Consolidated Statements of Cash Flows, For the Years Ended
      December 31, 1999 and 1998 and the Eleven Months Ended
      December 31, 1997                                                         24

      Notes to Consolidated Financial Statements                                25-39

                          INDEPENDENT AUDITORS' REPORT





THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTERNET COMMUNICATIONS CORPORATION:


We have audited the accompanying consolidated balance sheets of Internet Communications Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the eleven-month period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Communications Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the eleven-month period ended December 31, 1997 in conformity with generally accepted accounting principles.




KPMG LLP


March 22, 2000

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

DECEMBER 31, 1999 AND
DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                                                                    DECEMBER 31,
                                                                                             1999                  1998
                                                                                        ---------------        -------------
ASSETS
Current assets:
     Cash                                                                               $          459                   14
     Restricted cash                                                                               142                  650
     Trade receivables, net of allowance for doubtful accounts and sales returns
     of $489 and $472 at December 31, 1999 and 1998, respectively                                3,143                5,637
     Subscription receivable from a related party                                                   --                2,500
     Inventory                                                                                   2,553                3,296
     Prepaid expenses and other                                                                    310                  350
     Costs and estimated earnings in excess of billings                                            513                  772
                                                                                        ---------------        -------------
                    Total current assets                                                         7,120               13,219

Equipment, net                                                                                   1,069                1,458
Goodwill, net                                                                                      765                  838
Spares inventory                                                                                   196                  252
Net Assets of discontinued operations                                                               46                  460
Other assets, net                                                                                  334                  540
                                                                                        ---------------        -------------
                    Total assets                                                        $        9,530               16,767
                                                                                        ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                      $        2,244                1,569
     Notes payable to a related party                                                               --                1,300
     Accounts payable                                                                            3,043                2,933
     Accrued expenses                                                                              516                  808
     Billings in excess of costs and estimated earnings                                            565                1,239
     Unearned income and deposits                                                                  812                  834
                                                                                        ---------------        -------------
                    Total current liabilities                                                    7,180                8,683
                                                                                        ---------------        -------------

Notes payable                                                                                       29                3,585
Deferred revenue                                                                                   142                  184
                                                                                        ---------------        -------------
                    Total liabilities                                                            7,351               12,452

Stockholders' equity:
     Preferred stock, 100,000,000 shares authorized
          Series A Convertible Preferred Stock,
          issued and outstanding 50,000 shares,
          stated value of $100.00                                                                5,000                5,000
          Series B Convertible Preferred Stock, issued and outstanding
          19,000 shares, stated value of $100.00                                                 1,800                   --
     Common stock, no par value, 20,000,000 shares authorized, 5,787,097 and
         5,617,637 shares issued and outstanding at December 31, 1999
         and December 31, 1998, respectively                                                    15,390               14,826
     Dividends Payable                                                                             145                   --
     Stockholders' notes                                                                            --                  (22)
     Accumulated deficit                                                                       (20,156)             (15,489)
                                                                                        ---------------        -------------
                    Total stockholders' equity                                                   2,179                4,315

Commitments and contingencies (note 7)

                                                                                        ---------------        -------------
                    Total liabilities and stockholders' equity                          $        9,530               16,767
                                                                                        ===============        =============

See accompanying notes to these consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
THE ELEVEN MONTHS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                        December 31,            December 31,             December 31,
                                                            1999                    1998                     1997
                                                      ------------------       ----------------        -----------------
Revenue:
     Network Integration                              $          12,575                 17,415                   20,744
     Network Services                                            11,875                 14,671                   12,369
                                                      ------------------       ----------------        -----------------
                         Total revenue                           24,450                 32,086                   33,113

     Cost of Sales                                               18,798                 23,688                   23,693
                                                      ------------------       ----------------        -----------------

                         Gross margin                             5,652                  8,398                    9,420
                                                      ------------------       ----------------        -----------------


Operating expenses:
     Selling                                                      3,367                  5,092                    5,722
     General and administrative                                   6,092                  6,878                    6,389
     Restructuring                                                   --                    936                       --
     Goodwill impairment                                             --                  1,215                      259
                                                      ------------------       ----------------        -----------------
          Operating expenses                                      9,459                 14,121                   12,370
                                                      ------------------       ----------------        -----------------

Operating loss                                                   (3,807)                (5,723)                  (2,950)

Interest expense, net                                              (258)                  (643)                    (400)
                                                      ------------------       ----------------        -----------------

Loss from continuing operations                                  (4,065)                (6,366)                  (3,350)

Discontinued operations--
     Loss from operations                                            --                   (206)                  (1,225)
     Estimated loss on disposal                                    (190)                  (967)                      --
                                                      ------------------       ----------------        -----------------
Net Loss                                              $          (4,255)                (7,539)                  (4,575)
                                                      ==================       ================        =================

Loss per share to common shareholders -
       basic and diluted:
     Weighted average common shares
     outstanding                                                  5,647                  5,523                    5,216
     Loss from continuing operations                $             (0.79)                 (1.15)                   (0.64)
     Loss from discontinued operations              $             (0.03)                 (0.21)                   (0.24)
         Net Loss                                   $             (0.82)                 (1.36)                   (0.88)


See accompanying notes to these consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

YEARS ENDED DECEMBER 31, 1999 AND
1998 AND THE ELEVEN MONTHS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                                                     STOCKHOLDER'S
                                 PREFERRED STOCK        COMMON STOCK         DIVIDENDS   STOCKHOLDERS'  ACCUMULATED      EQUITY
                                  SHARES     AMOUNT      SHARES     AMOUNT   PAYABLE        NOTES         DEFICIT        TOTAL
                                  ------     ------      ------     ------   -------        -----         -------        -----
Balances, January 31, 1997             --  $     --     4,738,727 $  10,811        --         (31)           (3,375)       7,405

Stock options exercised                --        --         8,333        41        --          --                --           41
Stock issued in connection with
     purchase of Pueblo                --        --        12,570       100        --          --                --          100
Stock issued in connection with
     private placement, net            --        --       631,579     2,973        --          --                --        2,973
Stock issued to directors and
     advisors                          --        --         6,678        40        --          --                --           40
Net Loss                               --        --            --        --        --          --            (4,575)      (4,575)
                                 ---------   -------    ----------  -------- ---------   ---------      ------------ ------------

Balances, December 31, 1997            --        --     5,397,887    13,965        --         (31)           (7,950)       5,984

Stock options exercised                --        --       219,750       916        --          --                --          916
Series A Convertible Preferred
     stock issued, net of costs    50,000     5,000            --       (55)       --          --                --        4,945
Payment on stockholders' note          --        --            --        --        --           9                --            9
Net loss                               --        --            --        --        --          --            (7,539)      (7,539)
                                 ---------   -------    ----------  -------- ---------   ---------      ------------ ------------

BALANCES, DECEMBER 31, 1998        50,000     5,000     5,617,637    14,826        --         (22)          (15,489)       4,315


Stock options exercised                --        --        41,350       163        --          --                --          163
Series B Convertible Preferred
     stock issued net of costs     19,000     1,800            --        87        --          --                --        1,887
Series A Preferred Dividend            --        --       103,902       267        90          --              (357)          --
Series B Preferred Dividend            --        --            --        --        55          --               (55)          --
Directors' Compensation                --        --        23,240        56        --          --                --           56
Employee Stock Purchase Plan           --        --         5,968        13        --          --                --           13
Cancel stockholders' note              --        --        (5,000)      (22)       --          22                --           --
Net loss                               --        --            --        --        --          --            (4,255)      (4,255)
                                 ---------   -------    ----------  -------- ---------   ---------      ------------ ------------

BALANCES, DECEMBER 31, 1999        69,000 $   6,800     5,787,097 $  15,390       145          --           (20,156)       2,179
                                 =========   =======    ==========  ======== =========   =========      ============ ============

See accompanying notes to consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE
ELEVEN MONTHS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                               December 31        December 31      December 31
                                                                                  1999               1998              1997
                                                                             ---------------      -----------      -----------
Cash flows from operating activities:
          Net loss from continuing operations                              $         (4,065)          (6,366)          (3,350)
          Adjustments to reconcile net loss from continued operations to net cash provided by (used in) operating activities
                 Depreciation and amortization                                          961            1,262            1,469
                 Allowance for doubtful accounts and sale returns                       725              374              204
                 Directors compensation                                                  56               --               --
                 Goodwill impairment                                                     --            1,215              259
          Changes in operating assets and liabilities, net of effect from disposition of businesses:
                   Trade receivables                                                  1,769           (1,104)           1,681
                   Inventory                                                            702               38           (1,130)
                   Prepaid expenses and other                                            51              184              270
                   Costs and estimated earnings in excess of billings                   259            1,053           (1,114)
                   Accounts payable and accrued expenses                               (182)            (960)             762
                   Billings in excess of costs and estimated earnings                  (674)            (298)           1,537
                   Deferred revenue and extended warranty                               (64)            (224)             144
                                                                             ---------------       ----------      -----------
                          Net cash provided by (used in) operating activities
                              continued operations                                     (462)          (4,826)             732
                          Net cash provided by (used in) operating activities
                             discontinued operations                                    224              445           (2,181)
Cash flows from investing activities:
          Capital expenditures                                                         (213)            (188)            (995)
          Proceeds from sale of equipment                                                 6               53               --
                                                                             ---------------       ----------      -----------
                           Net cash provided by (used in) operating activities
                              continued operations                                     (207)            (135)            (995)
Cash flows from financing activities
          Proceeds from debt                                                         23,607            6,265           11,766
          Repayment of debt                                                         (26,488)          (5,755)         (12,906)
          Proceeds from related party                                                    --            1,600               --
          Repayment of note/advances from related party                              (1,300)            (300)              --
          Proceeds from sale of common including exercise of stock options              176              916            3,013
          Proceeds from sale of preferred stock, net                                 1,887            4,945               --
          Escrow of proceeds from sale of preferred stock                             2,500           (2,500)              --
          Repayment of stockholders' note                                                --                9               --
                                                                             ---------------       ----------      -----------
                       Net cash provided by financing activities of
                         continued operations                                           382            5,180            1,873
                                                                             ---------------       ----------      -----------
                       Increase (decrease) in cash and cash equivalents                 (63)             664             (571)
Cash and cash equivalents, at beginning of period                                       664               --              571
                                                                             ---------------       ----------      -----------
Cash and cash equivalents, at end of period                                $            601              664               --
                                                                             ===============       ==========      ===========
Supplemental disclosure of cash flow information
Cash paid during the year for interest                                     $            408              582              391
                                                                             ===============       ==========      ===========


See accompanying notes to these consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999
--------------------------------------------------------------------------------

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries Interwest and Interwest Cable Network Systems, Inc. (ICNS); and its 80% subsidiary, Omega Business Communications Services, Inc. (Omega). ICNS and Omega have been accounted for as discontinued operations, as more fully described in Note 11. All material intercompany transactions and amounts have been eliminated in consolidation.

      CHANGE IN FISCAL YEAR END

      The Company changed its fiscal year end to December 31 from January 31, effective February 1, 1997. References to fiscal year 1997 relate to the eleven months ended December 31, 1997.

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

      Equipment consists of the following at December 31, 1999 and 1998 (in thousands):

                                                         1999        1998
                                                       --------     -------
             Telecommunications equipment              $  2,562       2,402
             Office furniture and equipment               2,174       2,178
             Leasehold improvements and other               482         487
                                                       --------     -------
                                                          5,218       5,057
             Less accumulated depreciation and
                amortization                             (4,149)     (3,599)
                                                       --------     -------

                   Total                               $  1,069       1,458
                                                       ========     =======

      GOODWILL

      The excess of the purchase price over the net fair value of assets and liabilities acquired in the acquisition of Interwest is recorded as goodwill. Goodwill is being amortized on a straight-line basis over a remaining period of 10 years. Accumulated amortization at December 31, 1999 is approximately $73,000. During 1998, the Company recorded a $1,215,000 impairment of goodwill, accordingly, at December 31, 1998 there was no accumulated amortization. The amortization expense for the year ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997 for the above goodwill was approximately $73,000, $199,000 and $168,000, respectively.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      OTHER ASSETS

      Other assets is comprised primarily of noncompete agreements and purchased customer lists which are being amortized on a straight-line basis over five years. At December 31, 1999 and 1998, the related accumulated amortization is approximately $658,000 and $592,000.

      The amortization expense for the year ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997 for the above intangibles was approximately $164,000, $283,000 and $406,000, respectively.

      REVENUE RECOGNITION

      Most of the Company's contracts are short-term. For contract revenue, the Company utilizes the percentage-of-completion method under which revenue is recognized by measuring the percentage of costs incurred to date to estimated total costs for each contract. Contract costs include direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and tools.

      Operating costs are charged to expense as incurred. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

      Revenue on maintenance contracts is recognized straight-line over the term of the agreement. Unearned income represents the current month's advance billings and revenue received in advance for services under contract. These amounts will be recognized as revenue when earned. Commissions paid in advance are expensed over the term of the related noncancelable service agreements.

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

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      LOSS PER SHARE TO COMMON SHAREHOLDERS

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), which was effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the years ended December 31, 1999 and 1998 and the eleven months ended at December 31, 1997, as all of the Company's potentially dilutive securities were anti-dilutive during these periods. If the effect had been dilutive, potential common shares would have included the effects of the assumed conversion of the preferred shares and the assumed exercise of the outstanding options and warrants using the treasury stock method of assumed conversion. The convertible preferred shares are convertible or convert into 2,875,974 shares of Company common stock. The outstanding options and warrants would have been anti-dilutive, even if the Company had net income in the three years presented, because of the relationship between the exercise price and the quoted market price of the Company stock. The loss per share to common shareholders reflects the impact of the preferred stock dividends of $412,000, which increased the loss per share.

      USE OF ESTIMATES

      The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

      The Company's consolidated financial statements are based on a number of significant estimates, including the percentage of completion on projects in progress at year-end which is the basis for the calculation of revenue earned for these projects. The Company's estimates to complete are determined by management for all projects in process at year-end and could change as future information becomes available. Management believes it is reasonably possible that there will be changes to total revenue and expenses on projects in process at year-end through change orders that will affect these projects' ultimate profitability.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values for financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. At December 31, 1999 and 1998, the Company believes the carrying values of its receivables, notes payables and accounts payable approximate their estimated fair values.

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

      STOCK-BASED COMPENSATION

      The Company has adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting a new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting method prescribed by SFAS 123 for employee stock compensation, and is subject only to the disclosure requirements prescribed by SFAS 123. Adoption of SFAS 123 has no effect on the Company's consolidated financial statements.

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

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which is effective for all fiscal years beginning after December 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentations. Such reclassifications have no effect on net income.

(2)   LIQUIDITY

      The Company has recorded operating losses of $3,807,000, $5,723,000 and $2,950,000 for the years ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997, respectively. Additionally, the Company generated negative cash flow from operating activities of continuing operations of $652,000 and $4,826,000 in 1999 and 1998, respectively.

      Management of the Company believes that the results of operations combined with available working capital resources, including those discussed in
      Note 14, will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives, however no assurances can be made that the necessary resources will be available.


(3)   ACQUISITIONS

      During 1997, the Company acquired its remaining interest in Interwest Communications Pueblo Corporation for 12,570 shares of common stock, valued at $100,000. Any pro-forma results of operations are immaterial to the consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

 (4)  CONTRACTS IN PROGRESS

      Costs and billings on uncompleted contracts included in the accompanying consolidated financial statements are as follows (in thousands):

                                                                 1999       1998
                                                                -----      -----
         Costs incurred on uncompleted contracts                $ 628      4,385
         Estimated earnings                                       312      1,447
                                                                -----      -----
                                                                  940      5,832
         Less:  Billings to date                                  992      6,299
                                                                -----      -----
                                                                $ (52)      (467)
                                                                =====      =====

         Included in the accompanying balance sheet accounts
         under the following captions:
         Costs and estimated earnings in excess of billings     $ 513        772
         Billings in excess of costs and estimated earnings       565      1,239
                                                                -----      -----
                                                                $ (52)      (467)
                                                                =====      =====

      The Company has entered into various contracts for the installation of wide-area and local-area data and voice networks. Progress billings are made to customers upon contract acceptance and completion of certain milestones. The Company expects to bill and collect all costs and estimated earnings in excess of billings as of December 31, 1999 in 2000.

 (5)  GOODWILL

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

      In 1997, the Company recognized a goodwill impairment of $746,000 which is directly associated with discontinued operations (note 11). The goodwill is related to two of the Company's non-core business segments which the Company's Board of Directors adopted a plan to sell during 1998.

      In addition, in 1997, the Company recognized a goodwill impairment of $259,000. The goodwill relates to a 1996 purchase business combination and was determined to have been impaired because the purchased business was generating recurring operating losses and key employees were transferred to other operating units of the Company.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

(6)   NOTES PAYABLE

      During 1999, the Company maintained outstanding balances under its Credit Agreement with a commercial bank. As of December 31, 1998, there was $5,000,000 outstanding under the line-of-credit. The Company paid down the amount outstanding by $650,000 on January 4, 1999, and by $850,000 on February 23, 1999. The facility bore interest at prime plus 1% (9.50% at December 31, 1999). As of December 31, 1999, there was $2,188,000 outstanding under the line-of-credit. The line-of-credit was collateralized by accounts receivable and inventory and matured on March 1, 2000. The line-of-credit was paid off and terminated on March 17, 2000. (See Note 14, Subsequent Events)

      In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note, due March 1999. The note bears interest at 10% and interest payments are due quarterly. If the Company defaults on the promissory note, the remaining principal outstanding may be converted into common stock of the Company at $4.25 per share. As of December 31, 1998, the balance on the note was $1,300,000. This amount was paid off on February 24, 1999.

      The Company also has various notes payable agreements with various individuals totaling approximately $85,000 at December 31, 1999. In general, these notes are unsecured, however, a few are collateralized by certain equipment of the Company. Interest accrues on these notes at between approximately 7% and 14% per annum.

      Future debt maturities as of December 31, 1999 are as follows (in thousands):

                2000                                     $2,244
                2001                                         29
                                                         ------
                                                         $2,273
                                                         ======

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


 (7)  COMMITMENTS AND CONTINGENCIES

      The Company leases office space, equipment and vehicles under noncancelable operating leases. Total rental expense for the years ended December 31, 1999, December 31, 1998, and the eleven months ended December 31, 1997 was $850,000, $981,000 and $930,000, respectively. The total minimum rental commitments as of December 31, 1998 are as follows (in thousands):

                  2000                                $     663
                  2001                                      561
                  2002                                      355
                  2003                                       17
                                                     ----------
                                                      $   1,596
                                                     ==========

      The Company also leases telecommunications circuits under noncancelable leases. The Company subleases these circuits to its customers as part of its normal operations. Minimum commitments under these agreements total approximately $1,180,000 for fiscal 2000, $1,200,000 for fiscal 2001, $1,200,000 for fiscal 2002, $860,000 for fiscal 2003, and only minimal commitments thereafter.


 (8)  STOCKHOLDERS' EQUITY

      The Company has authorized 100,000,000 shares of preferred stock, which may be issued in series and with such preferences as determined by the Company's Board of Directors. On December 30, 1998, the Company executed a stock purchase agreement with Interwest Group, Inc., a related party. Under the terms of the agreement, the Company issued 50,000 shares of Series A, 7 1/8% convertible preferred stock, convertible at $2.25 per share, in exchange for $5.0 million. Of the proceeds, $2.5 million was placed in escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. On August 12, 1999, the Company executed a stock purchase agreement with Interwest Group. Under the terms of the agreement, the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. For financial reporting purposes the warrants were assigned an attributed value of $100,000. The proceeds were used for working capital. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company has not and does not anticipate selling any additional shares under the commitment. As of December 31, 1999, Interwest Group owns approximately 52% of the outstanding common stock of the Company and approximately 68% on an if converted basis.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


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

      During 1999, 41,350 options to purchase common stock were exercised for total proceeds to the Company of $163,000. During 1998, 219,750 options to purchase common stock were exercised for total proceeds to the Company of $916,000.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------


      The following is a summary of activity under these stock option plans for the years ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997:

                                                              WEIGHTED
                                               NUMBER OF       AVERAGE
                                                 SHARES     EXERCISE PRICE
                                              ----------    --------------
            Balances, January 31, 1997           659,844      $  4.18

               Granted                           221,800         5.52
               Exercised                          (8,333)        4.95
               Forfeitures                       (40,867)        4.53
                                                --------      -------
            Balances December 31, 1997           832,444         4.62

               Granted                           535,994         3.22
               Exercised                        (219,750)        4.17
               Forfeitures                      (532,044)        5.01
                                                --------      -------

            Balance, December 31, 1998           616,644         3.22

               Granted                           219,050         2.19
               Exercised                         (41,350)        3.94
               Forfeitures                      (309,443)        3.45
                                                --------      -------
            Balance, December 31, 1999           484,901      $  2.55
                                                ========      =======

      The following tables summarize certain information about the Company's stock options at December 31, 1999.

                             Options Outstanding
 ------------------------------------------------------------------
                                          Weighted        Weighted
  Range of               Number of         average         average
  exercise              outstanding       remaining        exercise
   Prices                 Options     Contractual Life      Price
   ------                 -------     ----------------      -----
 $1.63-2.00                 35,000         9.9 years      $    1.72
 $2.01-2.50                375,451         8.8                 2.31
 $2.51-4.00                 44,250         6.7                 3.12
 $4.01-6.12                 30,200         4.5                 5.58
                          --------

 $1.63-6.12                484,901         8.4            $    2.55
                          ========

      Of the options outstanding, 129,036 are exercisable as of December 31, 1999 at a weighted average exercise price of $3.29.

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

      PRO FORMA STOCK BASED COMPENSATION DISCLOSURES

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost was recognized for grants of options during the year ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997 to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value method described in SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                     Eleven
                                                                     months
                                       Year ended    Year ended      ended
                                       December 31, December 31,  December 31,
                                           1999        1998           1997
                                           ----        ----           ----
        Net loss applicable to
          common shareholders:
             As reported             $   (4,255)      (7,539)       (4,575)
             Pro forma               $   (4,476)      (8,386)       (5,612)

        Net loss per common share
          basic and diluted:
             As reported             $    (0.82)       (1.36)        (0.88)
             Pro forma               $    (0.86)       (1.52)        (1.08)

      The per share weighted average fair value of options granted in the year ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997 on the date of grant was estimated to be $1.79, $2.58 and $4.05, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                     Eleven
                                                                     months
                                       Year ended    Year ended      ended
                                       December 31, December 31,  December 31,
                                           1999        1998           1997
                                           ----        ----           ----
          Expected volatility                 111%         96%          57%
          Risk-free interest rate               6%          6%           6%
          Expected dividends                   --          --           --
          Expected term (in years)              6           6           10

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

 (9)  INCOME TAXES

      Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenue or expenses for tax and financial reporting purposes.


      At December 31, 1999 and 1998, these differences consist of the following (in thousands):

                                                     1999             1998
                                                     ----             ----
         Income tax loss carryforward              $ 5,848           4,302
         Allowance on assets                           450             500
         Equipment and goodwill expense                276             262
         Other                                          85              65
                                                    -------       --------
                                                     6,659           5,129
            Less valuation allowance                (6,659)         (5,129)
                                                    -------       ---------
                Net                                $    --              --
                                                   ========       =========

      The Company did not recognize tax benefits in the year ended December 31, 1999 and 1998, due to increases in the valuation allowance for deferred tax assets in those periods. The valuation allowance for deferred tax assets increased from $3,015,000 at December 31, 1997 to $5,129,000 at December 31, 1998 and to $6,659,000 at December 31, 1999, due primarily to an increase in the Company's net operating loss carryforwards.

      As of December 31, 1999, the Company has income tax loss carryforwards of approximately $15,600,000 which expire in the years 2006 through 2019. The utilization of certain of these net operating loss carryforwards have been restricted because of ownership changes. These restrictions limit the amount of utilizable net operating loss carryforwards each year.

 (10) EMPLOYEE PLANS

      The Company had provided two separate savings plans to its' employees: (1) the Internet Communications Employee Retirement Savings Plan and Trust, and (2) the Interwest Communications Employee Thrift Retirement Plan. Effective January 1, 1998, the Company adopted a new 401(k) plan. The new plan merged the two existing plans together.

      The Internet Communications Employee Retirement Savings Plan and Trust permits employees to make contributions by salary reductions pursuant to section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Internet Communications Corporation employees who have been employed with the Company for six months and are at least 21 years of age. Each employee's contribution, up to a maximum of 6%, is matched 50% by the Company. The

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

      Company may also make additional cash contributions at the discretion of the Board of Directors. Employees are fully vested in employer contributions after they complete six years of service. Company contributions charged against income for the years ended December 31, 1999 and 1998, and the eleven month period ended December 31, 1997 were $88,000, $122,000 and $98,000, respectively.

      On May 27, 1999, the Companys shareholders approved the 1999 Employee Stock Purchase Plan (the "ESPP"). The number of shares of common stock that may be purchased by participating employees under the ESPP will not in the aggregate exceed 250,000 shares. Each employee of the Company is eligible to participate in the ESPP if such employee is regularly scheduled to work more than 20 hours per week and more than five calendar months in any calendar year. An eligible employee may elect to participate in the ESPP for any calendar quarter through June 30, 2009, by designating an amount not less than 1% nor more than 15% of the employee's eligible compensation to be deducted for each pay period. The per share purchase price of the common stock will be 85% of the lesser of the fair market value of the common stock on the date of grant or the last day of the option period. Participation in the ESPP commenced on October 1, 1999 and the plan purchased 5,968 shares at $2.125 on December 31, 1999.


 (11) DISCONTINUED OPERATIONS

      In March 1998, the Company's Board of Directors adopted a formal plan to sell its non-core business segments ("Segments"), Omega and ICNS. On April 30, 1998, the Company executed two separate divestiture agreements for the Segments. The Segments have been accounted for as discontinued operations in accordance with APB 30. As of the issuance date of the Company's Annual Report on Form 10-KSB for the eleven months ended December 31, 1997, management was not anticipating net losses on the disposal of the Segments or the related interim period results of operations. Based, in part, on the definitive agreements entered into on April 30, 1998, and an agreement entered into by the Company to terminate the last major contract to be completed under the Company's plan to divest of ICNS, management determined that a net loss on disposal would be incurred as well as operating losses. Management has revised its estimates in the financial statements for the year ended December 31, 1998. The 1999 financial statements reflect the final disposition of the remaining assets of the Segments, which resulted in an additional loss on disposal of $190,000.

(12)  RESTRUCTURING

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

INTERNET COMMUNICATIONS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
--------------------------------------------------------------------------------

      These restructuring actions resulted in the Company recognizing expenses totaling $1,345,000. In the accompanying financial statements, cost of sales includes $409,000 related to the product line reductions. The remaining $936,000 is classified in operating expenses as restructuring.

      In 1999, the Company reversed the remaining accrual of approximately $80,000 for facilities consolidation expenses which failed to materialize. As of December 31, 1999 there is no remaining balance of restructuring costs.

(13)  RELATED PARTY TRANSACTIONS

      The Company has entered into certain transactions in the normal course of business with related parties. As of December 31, 1999 and 1998, the Company had outstanding related party receivables of $43,000 and $182,000, which are included in trade receivables. There were no related party payables at December 31, 1999, and $103,000 at December 31, 1998, which are included in accounts payable and accrued expenses.

      The Company had an outstanding receivable at December 31, 1997, related to a project for which the Company was a subcontractor. This receivable related to the cost of delays and inefficiencies, as a result of environmental hazards at the worksite. The Company sold this receivable to a related party during the fourth quarter of 1998 for $500,000 recognizing a loss on the receivable of $109,000. The Company is required to pursue collection of the receivable and is subject to reimbursing the purchaser up to $100,000 if the actual collection does not exceed $500,000. Based on the amount collected, the Company reimbursed the purchaser $44,000 in 1999.

(14)  SUBSEQUENT EVENT

      On February 2, 2000, Interwest Group, Inc., the Company's largest shareholder, loaned $500,000 to the Company for general working capital purposes.

      On March 17, 2000, the Company executed a definitive Agreement and Plan of Merger pursuant to which RMI.NET, Inc. ("RMI") will acquire the Company in exchange for RMI common stock, as well as warrants to purchase shares of RMI common stock. The Company's board of directors has approved the Merger and has recommended that the shareholders approve the Merger. Consummation of the Merger remains subject to shareholder approval and other customary conditions. In connection with the execution of the merger Agreement, Interwest Group, Inc., loaned $3 million to the Company. The $3 million loan was used in part to repay the Company's outstanding line of credit, which matured on March 1, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE


                                    PART III

The information required by Part III: Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 Security Ownership of Certain Beneficial Owners and Management, and Item 13 Certain Relationships and Related Transactions of Form 10-K are incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     The following Financial Statements are filed as part of this Report:

     Independent Auditors' Report

     Consolidated Balance Sheets, December 31, 1999 and December 31, 1998

     Consolidated Statements of Operations, For the Years Ended
     December 31, 1999 and 1998 and the Eleven Months Ended
     December 31, 1997

     Consolidated Statement of Stockholders' Equity, For the Years Ended December 31, 1999 and 1998 and the Eleven Months Ended
     December 31, 1997

     Consolidated Statements of Cash Flows, For the Years Ended
     December 31, 1999 and 1998 and the Eleven Months Ended
     December 31, 1997

     Notes to Consolidated Financial Statements


     Exhibits:

No.       Exhibit                              Location

3.1       Corporate Bylaws                     Incorporated by reference to
                                               Exhibit No. 3.1 to the
                                               Registrant's Form S-18
                                               Registration Statement No.
                                               33-24299-D

3.2       Restated Articles of Incorporation   Incorporated by reference to
          filed with the Colorado Secretary    Registrant's Form 10-KSB for the
          of State on January 23, 1998         fiscal year ended December 31, 1997

3.3       Articles of Amendment to the         Incorporated by reference to
          Articles of Incorporation filed      Registrant's definitive proxy,
          with the Colorado Secretary of       dated January 13, 1999
          State on December 30, 1998

10.1      Share Exchange Agreement, Stock      Incorporated by reference to
          Registration Agreement, and Loan     Registrant's Form 8-K, dated May
          Agreement dated May 29, 1996,        29, 1996
          between Internet Communications
          Corporation and Interwest Group

10.2      1995 Non-employee Director Stock     Incorporated by reference to
          Option Plan, dated September 12,     Registrant's definitive proxy,
          1996                                 dated August 12, 1996

10.3      1995 Non-employee Director Stock     Incorporated by reference to
          Option Plan, dated September 12,     Registrant's Form S-8, dated
          1996 (as amended)                    September 8, 1997


10.4      1996 Incentive Stock Plan, dated     Incorporated by reference to
          September 12, 1996                   Registrant's definitive proxy,
                                               dated August 12, 1996


10.5      1996 Incentive Stock Plan, dated     Incorporated by reference to
          September 12, 1996 (as amended       Registrant's definitive proxy,
          September 1996)                      dated May 30, 1997






10.6      1996 Incentive stock Plan, dated     Incorporated by reference to
          September 12, 1996 (as amended       Registrant's definitive proxy,
          December 10, 1997)                   dated April 23, 1998

10.7      Convertible Promissory Note dated    Incorporated by reference to
          March 20, 1998 in the amount of      Registrant's Form 10-KSB for the
          $1,600,000                           fiscal year ended December 31, 1997

10.8      Employment Agreement between John    Incorporated by reference to
          M. Couzens and Internet              Registrant's Form 10-Q for the
          Communications Corporation dated     quarter ended March 31, 1998
          April 28, 1997

10.9      1999 Employee Stock Purchase         Incorporated by reference to
          Plan                                 Registrant's definitive proxy,
                                               dated April 30, 1999

22.1      Subsidiaries of the Registrant       Incorporated by reference to
                                               Exhibit 22.1 to Registrant's
                                               Report on Form 10-K for the
                                               fiscal year ended January 31,
                                               1997


23.1      Consent of KPMG LLP                  Filed herewith

27.1      Financial Data Schedule              Filed herewith


(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarterly period ended December 31, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNET COMMUNICATIONS CORPORATION
                                    (Registrant)

Date: March 30, 1999          By:         /S/ THOMAS C. GALLEY
                                          --------------------
                                          Thomas C. Galley, President and
                                          Chief Executive Officer

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


Date: March 30, 1999                By:   /s/ Thomas C. Galley
                                          --------------------
                                          Thomas C. Galley, President, Chief
                                          Executive Officer and Director


Date: March 30, 1999                By:   /s/ John M. Couzens
                                          -------------------
                                          John M. Couzens, Director


Date: March 30, 1999                By:   /s/  Peter A. Guglielmi
                                          -----------------------
                                          Peter A. Guglielmi, Director


Date: March 30, 1999                By:   /s/ Richard Liebhaber
                                          ---------------------
                                          Richard Liebhaber, Director


Date: March 30, 1999                By:   /s/ William J. Maxwell
                                          ----------------------
                                          William J. Maxwell, Director


Date: March 30, 1999                By:   /s/ Craig D. Slater
                                          -------------------
                                          Craig D. Slater, Director