Form 10-K/A
period 1999-12-31
INTERNET COMMUNICATIONS CORP
filed 2000-04-28
CIK 841693

                                   FORM 10-K/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                FORM 10-K/A--ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For fiscal year ended December 31, 1999

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    Commission file number 0-19578

                       INTERNET COMMUNICATIONS CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                                84-1095516
   -------------------------------                  -----------------
   (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                    Identification No.)

   7100 E. BELLEVIEW AVE., STE 201, GREENWOOD VILLAGE, COLORADO       80111
   ------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

   Registrant's  telephone number (303) 770-7600

   Securities registered under Section 12(b) of the Exchange Act:  None

   Securities registered under Section 12(g) of the Exchange Act:

              (Title of Each Class)                     (Name of Exchange)
           --------------------------              -------------------------
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

Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 2000, the approximate aggregate market value of voting stock held by non-affiliates of the Registrant was $9,510,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by The Nasdaq Stock Market SmallCap Market on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2000, 5,792,764 shares of registrant's common stock were outstanding.

Internet Communications Corporation ("INCC" or the "Company") is filing this Amendment No. 1 to Form 10-K for the purpose of supplying the information required by Items 10, 11, 12 and 13, which Items had previously been incorporated by reference to the Company's Definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Shareholders. As the Company does not intend to hold such a meeting, the Company is including the information required by those Items in this Amendment No. 1.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Currently, there are six directors serving on the Board, five of whom are currently not employees of the Company.

                              TERM
NAME                         EXPIRES            AGE           POSITIONS AND OFFICES HELD
----                         -------            ---           --------------------------

Thomas C. Galley              1999               44           Director, President and Chief Executive Officer
John M. Couzens               1999               39           Director
Peter A. Guglielmi            2001               57           Director
William J. Maxwell            2000               57           Director
Craig D. Slater               2000               43           Director
Richard T. Liebhaber          1999               65           Director
Robert L. Smith               2001               56           Director(1)
T. Timothy Kershisnik         N/A                42           Chief Financial Officer, Vice President,
                                                              Treasurer, and Secretary
Charles R. Eazor              N/A                53           General Manager/Vice President

         -------------------------

         (1) In February 2000, Robert L. Smith resigned from the Board of Directors.

         There are no family relationships among any of the directors or executive officers of the Company.

         The following sets forth biographical information regarding the business experience of each Officer and Director of the Company for at least the past five years.

         JOHN M. COUZENS - DIRECTOR. Mr. Couzens was appointed to the Company's Board of Directors in September 1996 and was named the Company's Vice President, Treasurer and General Manager of Voice Systems in March 1997. In March 1998, he was appointed Interim President and Chief Executive Officer. In May 1998, Mr. Couzens became the permanent President and Chief Executive Officer of the Company. On February 4, 2000, Mr. Couzens resigned as President and Chief Executive Officer, but remains a Director of the Company. Since March 2000, Mr. Couzens has served as Executive Vice President of Slingshot Networks, LLC, a Nashville, Tennessee based media streaming company. He had been President and Chief Executive Officer of Interwest Communications C.S. Corporation ("Interwest") from April 1996 until September 1996 and was Vice President, Chief Financial Officer and Treasurer of Interwest Group Inc. ("Group"), an affiliate of the Company, from September 1994 until March 1996. He has served on the board of directors of Group since May 1996. Prior to joining Group, Mr. Couzens was Vice President and Division Manager at The Northern Trust Company. Mr. Couzens received his Masters of Business Administration from the University of Chicago Graduate School of Business.

         THOMAS C. GALLEY - DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER.
Mr. Galley has been a member of the Company's Board of Directors since
February 1990. In 1986, Mr. Galley co-founded Internet Datacomm, Inc., which was subsequently acquired and merged into the Company. From February 1990 until March 1998, he served as the Company's President and Chief Executive Officer. On February 4, 2000, Mr. Galley was named President and Chief Executive Officer of the Company.

         PETER A. GUGLIELMI - DIRECTOR. Mr. Guglielmi was appointed to the Company's Board of Directors in July 1995. Mr. Guglielmi is currently Executive Vice President of Tellabs, Inc. and has served as the Executive Vice President and Chief Financial Officer of Tellabs, Inc., a major supplier of advanced networking solutions to the telecommunications industry worldwide, from 1988 to March, 2000. Mr. Guglielmi served as President of Tellabs International, Inc., with responsibility for all activities outside the United States, from 1993 to 1997. Mr. Guglielmi also serves as a member of the board of directors of Tellabs, The Cherry Corporation and Uniphase Corp.

         RICHARD T. LIEBHABER - DIRECTOR. Mr. Liebhaber has been a Director of INCC since May 1997. He has been a Managing Director of Veronis, Suhler & Associates, Inc., a New York media merchant banking firm, since June 1995. Mr. Liebhaber currently serves as a member of the board of directors for KPN/Qwest Communications, Alcatel Network Systems, Inc., Avici Systems, Inc., and Scholz Master Builders. In addition, he serves as Vice Chairman of the WPAS (Washington Performing Arts Society). From December 1985 to his retirement in May 1995, Mr. Liebhaber served as Executive Vice President of MCI Communications Corporation and as a member of its Management Committee. Mr. Liebhaber was a member of the board of directors of MCI Communications Corporation from July 1992 until his retirement in May 1995.

         WILLIAM J. MAXWELL - DIRECTOR. Mr. Maxwell was elected to the Company's Board of Directors in June 1996. Mr. Maxwell was the President and Chief Operating Officer of Advanced Radio Telecom, from 1997 to 1999. Prior to joining Advanced Radio, Mr. Maxwell was Executive Vice President of ICG Communications and President and Chief Executive Officer of ICG Telecom Group, Inc., a leading competitive local exchange carrier, from 1991 to 1997.

         CRAIG D. SLATER - DIRECTOR. Mr. Slater has been a Director of INCC since September 1996. He has been President of Anschutz Investment Company since August 1997 and Executive Vice President of both Anschutz Company and The Anschutz Corporation since August 1999, having previously served as Vice President of both Anschutz Company and The Anschutz Corporation since August 1995. Mr. Slater served as Corporate Secretary of Anschutz Company and The Anschutz Corporation from September 1991 to October 1996 and held various other positions with those companies from 1988 to 1995. He has been a director of Forest Oil Corporation since 1995, and Qwest Communications International, Inc. since February 1997.

         T. TIMOTHY KERSHISNIK - VICE PRESIDENT CHIEF FINANCIAL OFFICER, TREASURER AND CORPORATE SECRETARY. Mr. Kershisnik has been an officer of INCC since May 1998. From 1992 through March 1998, Mr. Kershisnik was Vice President, Controller, Treasurer and Corporate Secretary of Grease Monkey International, Inc., a public company that franchises quick lube service stations in the United States and Mexico. From 1990 to 1992, Mr. Kershisnik was employed by KPMG Peat Marwick providing audit services to public and private companies and partnerships in the oil and gas, airlines and manufacturing industries. The last position Mr. Kershisnik held was Senior Manager. Mr. Kershisnik is a Certified Public Accountant and holds a Bachelor of Business Administration degree from the University of Notre Dame.

         CHARLES R. EAZOR - VICE PRESIDENT/GENERAL MANAGER. Mr. Eazor has been an Officer of INCC since October 1998. Mr. Eazor has over 25 years of direct experience in the voice and data telecommunications industry. From 1978 to 1983, Mr. Eazor served as Manager of Business development for SPRINT. In 1983, Mr. Eazor and others purchased the interconnect subsidiaries of SPRINT and operated them as SPC until it was acquired by AIM Telephones, Inc. in 1988, where Mr.

Eazor served as Senior Vice President with 22 branch offices in 8 states along the Eastern seaboard. In 1992, Mr. Eazor became head of the telecommunications division of GAC, a government systems integrator, where he was responsible for implementing GSA's national frame relay network and the Treasury's national local telecommunications initiative. Mr. Eazor joined INCC in his current capacity in October 1998. Mr. Eazor received his Masters of Business Administration degree from the University of Baltimore.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and holders of 10% or more of the Company's common stock, Mr. Galley inadvertently failed to file timely a Form 5 with the SEC relating to his receipt of 2,889 shares of Company Common Stock in connection with his compensation for serving on the Board of Directors.

    The Company is not aware of any other late report filed with the SEC, any failure to file a report with the SEC or any transaction that was not reported on a timely basis that was required to be so reported. The Company believes that its executive officers, directors and 10% beneficial owners complied with all other applicable Section 16(a) requirements.

Item 11.   EXECUTIVE COMPENSATION.

         The following table sets forth the total remuneration paid during the Company's fiscal year ended December 31, 1999 and the prior two years to the Chief Executive Officer, and other executive officers whose total cash and non-cash compensation exceeded $100,000.

                                  Annual Compensation                        Long-term Compensation Awards
--------------------------------- ------------------------------------------ ------------------------------ ------------
                                                                                                            All
                                                                 Other       Restricted                     Other
                                                                 Annual      Stock      Options/  LTIP      Compen-
Name and                                                         Compen-     Award(s)   SARs      Pay-outs  sation
Principal Position                Year      Salary($)  Bonus($)  sation ($)  ($)        (#)(6)    ($)       ($)  (7)
--------------------------------- --------- ---------- --------- ----------- ---------- --------- --------- ------------
John M. Couzens (2)               1999       144,620       --     14,922(4)  None       50,000    None      2,892
President, CEO                    1998       117,700       --            --  None       70,000    None      2,943
Vice President/General Manager    1997(1)    106,616       --            --  None       None      None      2,523

Charles R. Eazor(2)               1999       114,000       --     22,309(4)  None       20,000    None      1,710
Vice President/General Manager    1998        54,254   15,000     16,873(5)  None       30,000    None      --

T. Timothy Kershisnik (2)         1999       106,000    5,000         --(3)  None       20,000    None      3,180
Vice President, CFO, Treasurer,   1998        72,300       --         --(3)  None       30,000    None      --
Secretary

-------------------------------- ------------ ---------- --------- ------------ ----------- -------- ---------- ---------

(1) Period represents 11 months ended December 31, reflecting a change in the fiscal year end.
(2) Effective February 4, 2000, Mr. Couzens resigned as President and CEO. Mr. Eazor joined INCC on July 7, 1998 and Mr. Kershisnik joined INCC on April 27, 1998.
(3)  Other perquisites and benefits are less than 10% of total salary and bonus.
(4) Mr. Couzens received an auto allowance totaling $7,800 and sales incentive trips of $7,122. Mr. Eazor received an auto allowance of $8,460, sales incentive trips of $4,848 and moving expenses of $9,000.
(5)  Mr. Eazor received moving expenses of $16,873.
(6) Number of shares of Company Common Stock subject to options granted during the year indicated.
(7) Amount represents a matching 401-K contribution made by the Company subject to a vesting schedule.

         The following stock option grants were made to the named executive officers for the year ended December 31, 1999.

                                                                            Potential Relizable Value at Assumed
                                                                            Annual Rates of Stock Price
                                                                            Appreciation for Option Term
                                                                            -----------------------------------------
                                Number of      %of Total
                               Securities       Options
                               Underlying     Granted to     Exercise or
                                 Options     Employees in     Base Price     Expiration
          Officer                Granted      Fiscal Year    (per share)($)     Date           5%           10%
----------------------------- -------------- -------------- --------------- ------------- ------------- -------------
John M. Couzens               50,000               23%      2.25               3/23/09    70,751        179,296
Charles R. Eazor              20,000                9%      2.25               3/23/09    28,300        71,718
T. Timothy Kershisnik         20,000                9%      2.25               3/23/09    28,300        71,718

         The following table sets forth certain information regarding options to purchase shares of Company Common Stock exercised during the Company's fiscal year ended December 31, 1999 and the number and value of exercisable and unexercisable options to purchase shares of Company Common Stock held as of the end of the Company's fiscal year by the Chief Executive Officer and other officers of the Company named in the Summary Compensation Table:

                                                                                Number of             Value of
                                                                                Securities           Unexercised
                                                                                Underlying          In-the-Money
                                                                           Unexercised Options       Options at
                                                                               at 12/31/99            12/31/99
                                     Shares Acquired                           Exercisable/         Exercisable/
               Name                    on Exercise       Value Realized       Unexercisable       Unexercisable (1)
----------------------------------- ------------------- ------------------ --------------------- --------------------
     John M. Couzens                       None                --              23,334/96,666        27,708/121,042
     Charles R. Eazor                      None                --              10,000/40,000         11,875/50,000
     T. Timothy Kershisnik                 None                --              10,000/40,000         11,875/50,000
----------------------------------- ------------------- ------------------ --------------------- --------------------

(1) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Company Common Stock of $3.5625 at December 31, 1999, and the option exercise price per share multiplied by the number of shares subject to options.

         Messrs. Guglielmi, Maxwell, Galley (through February 3, 2000), and Smith are compensated for serving as members of the Board and receive $2,000 for each regular board meeting attended in person or $1,000 for attendance by telephone conference; $500 for each special board meeting attended in person or by telephone conferencing; $500 for each Board committee meeting attended in person or by telephone conferencing; the reimbursement of all travel and other expenses incurred in connection with such meetings; and the issuance to each outside director on an annual basis, commencing in 1997 on the anniversary date of the Director's service of $10,000 of the Company's common stock based upon the closing per share price of the Company's common stock on the business day next preceding the anniversary date. Messrs. Liebhaber and Slater have agreed not to receive compensation. Mr. Couzens does not receive additional compensation for being a member of the Board.

         Officers of the Company are currently elected by, and serve at the discretion of, the Board of Directors.

DIRECTORS' STANDING COMMITTEES

         The Board has established standing Executive, Audit, and Compensation committees. There is no nominating or other committee performing similar functions.

         The Executive Committee, during the intervals between meetings of the Board of Directors, may exercise all of the authority of the Board of Directors in the management of the Company. All minutes of the Executive Committee are submitted to the next successive meeting of the Board and are recorded in the minute book of the Company. The current members of the Executive Committee are John M. Couzens (Chairman), William J. Maxwell and Craig D. Slater.

         The Audit Committee reviews the scope and results of the audit of the Company by the Company's independent accountants and makes recommendations to the Board as to the selection of independent accountants. In addition, the Audit Committee reviews, with the independent accountants, systems of internal control and accounting policies and procedures, and directs and supervises investigations into matters within the scope of its duties. The current members of the Audit Committee are Peter A. Guglielmi (Chairman) and William J.
Maxwell.

         The Compensation Committee makes recommendations to the Board concerning matters related to compensation for certain management personnel and certain executive and management incentive and benefit plans. The current members of the Compensation Committee are Richard T. Liebhaber (Chairman), Peter
A. Guglielmi, and William J. Maxwell.

None of the members of the Compensation Committee are present or former officers or employees of the Company or its subsidiaries.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 31, 2000 with respect to each director and executive officer, each person who is known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, and all directors and executive officers as a group. The shares listed below represent ownership, whether direct or beneficial, of the Company Common Stock.

Name and                                                  Amount of Beneficial
Address of Beneficial Owner                                   Ownership          Percent of Class
-----------------------------------------------------------------------------------------------------------
John M. Couzens (1)                                             60,131                   1.03%
7100 Belleview Ave., Suite 201
Greenwood Village, CO 80111

Thomas C. Galley (2)                                           467,767                   8.07%
7100 E. Belleview Ave., Suite 201
Greenwood Village, CO 80111

Peter A. Guglielmi (3)                                          19,719                       *
4951 Indiana Avenue
Lisle, IL 60532

Richard Liebhaber (4)                                        5,953,444                  67.38%
555 17th St., Suite 2400
Denver, CO 80202

William J. Maxwell (5)                                          18,472                       *
264 W. Arrowhead Drive
Edwards, CO 81632

Craig D. Slater (6)                                          5,955,395                  67.41%
555 17th St., Suite 2400
Denver, CO 80202

T. Timothy Kershisnik (7)                                       16,667                       *
7100 E. Belleview Ave., Suite 201
Greenwood Village, CO 80111

Charles R. Eazor (8)                                            16,667                       *
7100 E. Belleview Ave., Suite 201
Greenwood Village, CO 80111

Interwest Group, Inc. (9)                                    5,953,444                  67.38%
555 17th St., Suite 2400
Denver, CO  80202



All Directors and Executive Officers                         6,554,818                  73.53%
As a Group (10)

---------------------------------------------
(*) Less than one percent.

(1) Share ownership includes 36,797 shares and options to purchase 23,334 shares, all of which options are presently exercisable.
(2) Share ownership includes 242,009 shares of Company Common Stock owned beneficially and of record, 43,500 shares owned beneficially by virtue of his wife's ownership of those shares, 182,258 shares owned beneficially and of record in joint tenancy with his wife.
(3) Share ownership includes 7,719 shares and options to purchase 12,000 shares, all of which options are presently exercisable.
(4) Mr. Liebhaber is director of a subsidiary of Anschutz Company. Anschutz is the sole shareholder of Group. Mr. Liebhaber disclaims beneficial ownership of all shares held by Group.
(5) Share ownership includes 8,472 shares and options to purchase 10,000 shares, all of which options are presently exercisable.
(6) Mr. Slater is a director of Group. However, Mr. Slater disclaims beneficial ownership of all shares except 1,951 shares which he owns beneficially and of record.
(7) Share ownership includes options to purchase 50,000 shares, of which 16,667 are presently exercisable.
(8) Share ownership includes options to purchase 50,000 shares, of which 16,667 are presently exercisable.
(9) Share ownership includes 2,914,312 shares of Company Common Stock owned beneficially and of record, warrants to purchase 163,158 shares, 50,000 Series A Convertible Preferred shares, convertible into 2,222,222 common shares at $2.25 per common share and 19,000 Series B Convertible Preferred shares, convertible into 653,752 at $2.9063 per common share. Philip F. Anschutz, the sole shareholder of Anschutz Company, the corporate parent of Group, 555 17th Street, Suite 2400, Denver, Colorado 80202, will exercise sole voting and dispositive control over these shares.
(10) Represents 9 persons as of March 31, 2000. Share ownership includes 5,955,395 shares reported in the table with respect to Mr. Slater. Mr. Slater disclaims beneficial ownership of all but 1,951 of these shares. Share ownership also includes 5,953,444 shares reported in the table with respect to Mr. Liebhaber. Mr. Liebhaber disclaims beneficial ownership of all of these shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 30, 1998, the Company executed a stock purchase agreement with Group, a wholly owned subsidiary of Anschutz Company. Under the terms of the agreement, the Company issued to Group $5.0 million of Series A 7-1/8% convertible preferred stock, convertible into Company Common Stock at $2.25 per share. On December 30, 1998, $2.5 million was funded to the Company, of which $650,000 was restricted for payment on the Company's credit facility. Of the balance of the proceeds, $300,000 was used to pay down a note from a related party, and $1,550,000 was used for working capital. The remaining $2.5 million was funded to escrow subject to shareholder approval as required by NASDAQ corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. The Company used $850,000 to pay down the Company's credit facility, $1,300,000 to pay the balance of the note from the related party, and $350,000 for working capital purposes. As a result of this equity investment, the Company reduced its debt by $3.1 million.

         On August 12, 1999, the Company executed a stock purchase agreement with Group. Under the terms of the agreement the Company issued 19,000 shares of Series B 7 3/8% convertible preferred stock, convertible into Company Common Stock at $2.9063 per share, and 100,000 warrants to purchase Company Common Stock (exercisable for four years at $2.9063) in exchange for $1,900,000. The proceeds were used for working capital. In addition, the agreement provides for a one year commitment of Group to purchase 5,000 shares of Series B 7 3/8% convertible preferred stock for $500,000, subject to the Company meeting certain requirements. The Company has not and does not anticipate selling any additional shares under the commitment.

         In connection with the execution of the Merger Agreement (as previously discussed in Item 1), Group loaned $3 million to the Company. The $3 million loan was used in part to repay the Company's outstanding line of credit, which matured on March 1, 2000. The Merger Agreement requires that, under certain circumstances, Group will be required to lend up to an additional $600,000 to the Company prior to the closing of the Merger. In addition to the loan discussed above, Group loaned $500,000 to the Company on February 2, 2000. Under the terms of the Merger Agreement, the amounts loaned by Group to the Company will be converted into common stock of the Company immediately prior to consummation of the Merger at a price of $2.50 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      INTERNET COMMUNICATIONS
CORPORATION

                                                      (Registrant)

Date:             April 29, 2000                      By:  /s/ Thomas C. Galley
                                                           -------------------------------------
                                                           Thomas C. Galley, President and Chief
                                                           Executive Officer

In accordance the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:             April 29, 2000                    By:  /s/ T. Timothy Kershisnik
                                                         ---------------------------------------
                                                         T. Timothy Kershisnik, Chief Financial
                                                         Officer, Vice President, Treasurer and
                                                         Secretary

Date:             April 29, 2000                    By:  /s/ Thomas C. Galley
                                                         ---------------------------------------
                                                         Thomas C. Galley, President, Chief
                                                         Executive Officer and Director

Date:             April 29, 2000                    By:  /s/ John M. Couzens
                                                         ---------------------------------------
                                                         John M. Couzens, Director

Date:             April 29, 2000                    By:  /s/  Peter A. Guglielmi
                                                         ---------------------------------------
                                                         Peter A. Guglielmi, Director

Date:             April 29, 2000                    By:  /s/ Richard T. Liebhaber
                                                         ---------------------------------------
                                                         Richard T. Liebhaber, Director

Date:             April 29, 2000                    By:  /s/ William J. Maxwell
                                                         ---------------------------------------
                                                         William J. Maxwell, Director

Date:             April 29, 2000                    By:  /s/ Craig D. Slater
                                                         ---------------------------------------
                                                         Craig D. Slater, Director