Form 10-Q
period 2000-03-31
INTERNET COMMUNICATIONS CORP
filed 2000-05-15
CIK 841693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR (15)d
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

AT MAY 1, 2000, 5,895,959 SHARES OF COMMON STOCK, NO PAR VALUE, WERE
OUTSTANDING.

Page 1 of 13 pages.

                       INTERNET COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                       Page
                                                                                       ----
         Form 10-Q Cover Page                                                            1

         Index Page                                                                      2

Part I   FINANCIAL INFORMATION

         Item 1-  Financial Statements

                  Condensed Consolidated Balance Sheets at                               3
                  March 31, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations for the                4
                  Three months ended March 31, 2000 and March 31, 1999

                  Condensed Consolidated Statements of Cash Flows                        5
                  for the Three months ended March 31, 2000 and March 31, 1999

                  Notes to Condensed Consolidated Financial Statements                   6

         Item 2 - Management's Discussion and Analysis of Financial Condition            8
                  and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk            11

Part II  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                     12

         Item 2 - Changes in Securities and use of Proceeds                             12

         Item 3 - Defaults upon Senior Securities                                       12

         Item 4 - Submission of Matters to a Vote of                                    12
                  Security Holders

         Item 5 - Other Information                                                     12

         Item 6 - Exhibits and Reports on Form 8-K                                      12

         Signature Page                                                                 13



INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       March 31, 2000     December 31, 1999
                                                                       --------------     -----------------
ASSETS                                                                  (unaudited)
Current assets:
  Cash                                                                   $    279                 459
  Restricted cash                                                              --                 142
  Trade receivables, net of allowance for doubtful
    accounts and sales returns of $503 at
    March 31, 2000 and $489 at December 31, 1999                            3,475               3,143
  Inventory                                                                 2,221               2,553
  Prepaid expenses and other                                                  260                 310
  Costs and estimated earnings in excess of billings                          449                 513
                                                                         --------             -------
      Total current assets                                                  6,684               7,120

Equipment, net                                                                946               1,069
Goodwill, net                                                                 746                 765
Spares inventory                                                              163                 196
Net assets of discontinued operations                                          --                  46
Other assets, net                                                             275                 334
                                                                         --------             -------
      Total assets                                                       $  8,814               9,530
                                                                         ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                          $     56               2,244
  Notes payable to a related party                                          3,500                  --
  Accounts payable                                                          2,290               3,043
  Accrued expenses                                                            525                 516
  Billings in excess of costs and estimated earnings                          518                 565
  Unearned income and deposits                                                663                 812
                                                                         --------             -------
      Total current liabilities                                             7,552               7,180
                                                                         --------             -------

Notes payable                                                                  14                  29
Deferred revenue                                                              111                 142
                                                                         --------             -------
      Total liabilities                                                     7,677               7,351
Stockholders' equity:
  Preferred stock, 100,000,000 shares authorized
    Series A  Convertible Preferred Stock, issued and
      outstanding 50,000 shares, stated value of $100.00                    5,000               5,000
    Series B Convertible Preferred Stock, issued and
      outstanding 19,000 shares, stated value of $100.00                    1,816               1,800
  Common stock, no par value, 20,000,000 shares authorized,
    5,801,643 and 5,787,097 shares issued and outstanding
    at March 31, 2000 and December 31, 1999, respectively                  15,409              15,390
  Dividends Payable                                                           268                 145
  Accumulated deficit                                                     (21,356)            (20,156)
                                                                         --------             -------
      Total stockholders' equity                                            1,137               2,179
Commitments and contingencies
                                                                         --------             -------
      Total liabilities and stockholders' equity                         $  8,814               9,530
                                                                         ========             =======


See accompanying notes to these condensed consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                              For Three Months Ended
                                                          -----------------------------
                                                          March 31,           March 31,
                                                            2000                1999
                                                          ---------           ---------
                                                                   (unaudited)
Sales:
     Network Services                                      $ 2,569              3,294
     Network Integration                                     3,023              3,976
                                                           -------             ------
          Total Sales                                        5,592              7,270

Cost of Sales                                               (4,496)            (5,247)
                                                           -------             ------

          Gross Margin                                       1,096              2,023
                                                           -------             ------

Operating expenses:
     Selling                                                   711                828
     General and administrative                              1,230              1,376
     Merger expenses                                           136                 --
                                                           -------             ------
         Total expenses                                      2,172              2,312
                                                           -------             ------

Operating Loss                                                (981)              (181)

Interest expense, net                                           95                108
                                                           -------             ------
Net Loss from continuing operations                        $(1,076)              (289)
                                                           =======             ======

Net Loss per share - basic and diluted:
     Weighted average common shares outstanding              5,788              5,618
                                                           =======             ======

     Net Loss                                              $ (0.21)             (0.07)
                                                           =======             ======


See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                            For Three Months Ended
                                                                         ----------------------------
                                                                         March 31,           March 31,
                                                                           2000                1999
                                                                         ---------           --------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net loss from continuing operations                                    $ (1,076)              (289)
  Adjustments to reconcile net loss from continued operations
    Depreciation and amortization                                             212                226
    Allowance for doubtful accounts and sale returns                           60                 70
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables                                                          (392)              (568)
        Inventory                                                             339                362
        Prepaid expenses and other                                             64                (99)
        Costs in excess of billings and estimated earnings                     64               (119)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                (753)             1,021
        Unearned income and deferred revenue                                 (180)                21
        Other liabilities                                                       8                 61
        Billings in excess of costs and estimated earnings                    (47)              (760)
                                                                         --------             ------
    Net cash provided by (used in) operating activities                    (1,701)               (74)
    Net cash provided by (used in) discontinued operations                     46                316

Cash flows from investing activities:
  Capital expenditures                                                         (1)                (6)
  Proceeds from sales of assets                                                 1                  5
                                                                         --------             ------
    Net cash used in investing activities                                      --                 (1)

Cash flows from financing activities:
  Proceeds from debt                                                        9,633              1,740
  Proceeds from debt from a related party                                   3,500                 --
  Repayment of debt                                                       (11,835)            (3,637)
  Repayment of note from a related party                                       --             (1,300)
  Subscription receivable from a related party                                 --              2,500
  Proceeds from exercise of stock options                                      35                 --
                                                                         --------             ------
    Net cash provided by financing activities                               1,333               (697)
                                                                         --------             ------
Increase (decrease) in cash:                                                 (322)              (456)
Cash, beginning of period                                                     601                664
                                                                         --------             ------
Cash, end of period                                                      $    279                208
                                                                         ========             ======


See accompanying notes to these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The financial statements included herein have been prepared by Internet Communications Corporation ("INCC" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. However, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

On March 17, 2000, the Company executed a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement RMI.NET, Inc. ("RMI") will, through a merger (the "Merger") of a wholly owned subsidiary of RMI with and into the Company, acquire all of the issued and outstanding stock of the Company in exchange for RMI common stock, as well as warrants to purchase shares of RMI common stock. However, Interwest Group, Inc. ("Interwest") (the Company's largest shareholder) and the Company's directors will not receive the warrants in exchange for their shares of Company common stock. The Company's board of directors has approved the Merger and has recommended that the shareholders approve the Merger. Consummation of the Merger remains subject to shareholder approval and other customary conditions.

NOTE 2 - NOTES PAYABLE

As of December 31, 1998, there was $5,000,000 outstanding under the line of credit. The Company paid down the amount outstanding by $650,000 on January 4, 1999, and by $850,000 on February 23, 1999. The line of credit bore interest at prime plus 1% (9.50% at December 31, 1999). As of December 31, 1999, there was $2,188,000 outstanding under the line of credit. The line of credit was collateralized by accounts receivable and inventory of the Company and matured on March 1, 2000. The line of credit was paid off and terminated on March 17, 2000.

On February 2, 2000, Interwest loaned $500,000 to the Company for general working capital purposes. The loan bears interest at 12% and matures on September 30, 2000.

In connection with the execution of the Merger Agreement with RMI, Interwest loaned $3 million to the Company. The $3 million loan was used in part to repay the Company's outstanding line of credit, which matured on March 1, 2000. The loan bears interest at 12% and matures on September 30, 2000.

In March 1998, the Company received $1.6 million from a related party, in exchange for a convertible promissory note due March 1999. The note bore interest at 10% and interest payments were due quarterly. As of December 31, 1998, the balance on the note was $1,300,000. This amount was paid off on February 24, 1999.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of preferred stock, which may be issued in series and with such preferences as determined by the Company's board of directors. On December 30, 1998, the

Company executed a stock purchase agreement with Interwest. Under the terms of the agreement, the Company issued 50,000 shares of Series A, 7 1/8% convertible preferred stock, convertible into Company common stock at $2.25 per share, in exchange for $5.0 million. Of the proceeds, $2.5 million was placed in escrow subject to shareholder approval as required by Nasdaq corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released.

On August 12, 1999, the Company executed a stock purchase agreement with Interwest. Under the terms of the agreement, the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible into Company common stock at $2.9063 per share, and 100,000 warrants to purchase shares of Company common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. For financial reporting purposes, the warrants were attributed a value of $100,000. The proceeds were used for working capital. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B, 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company has not and does not anticipate selling any additional shares under the commitment. As of March 31, 2000, Interwest owned approximately 50% of the outstanding shares of common stock of the Company and approximately 67% on an as converted basis.

NOTE 4 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three months ended March 31, 2000 and 1999 as all of the Company's potentially dilutive securities were anti-dilutive during these periods. The loss per share to common shareholders reflects the impact of the preferred stock dividends of $124,000, which increased the loss per share.

NOTE 5 - LIQUIDITY

The Company has recorded operating losses of $981,000, $3,807,000 and $5,723,000 for the quarter ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively. Additionally, the Company generated negative cash flow from operating activities of continuing operations of $1,701,000, $462,000 and $4,826,000 for the quarter ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively.

Management of the Company believes that the results of operations combined with available working capital resources will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives, however no assurances can be made that the necessary resources will be available.

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING PROUNOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal years beginning after December 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 17, 2000, the Company executed a definitive Agreement and Plan of Merger pursuant to which RMI.NET, Inc. ("RMI") will acquire all of the issued and outstanding stock of the Company in exchange for RMI common stock, as well as warrants to purchase shares of RMI common stock. However, Interwest and the Company's directors will not receive the warrants in exchange for their shares of Company common stock. The Company's board of directors has approved the Merger and has recommended that the shareholders approve the Merger. Consummation of the Merger remains subject to shareholder approval and other customary conditions.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. These forward-looking statements include statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Form 10-Q are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements.

With regard to the Company, the most important risks and uncertainties that could effect future results include, but are not limited to, the following:

     -    Changing technology

     -    Competition

     -    Possible future government regulation

     -    Competition for talented employees

     -    Achieving funding for future operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial condition and results of operations during the periods included in the accompanying condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES

During 1999, the Company maintained outstanding balances under its Credit Agreement with a commercial bank. As of December 31, 1998, there was $5,000,000 outstanding under the line of credit. The Company paid down the amount outstanding by $650,000 on January 4, 1999, and by $850,000 on February 23, 1999. The line of credit bore interest at prime plus 1% (9.50% at December 31, 1999). As of December 31, 1999, there was $2,188,000 outstanding under the line of credit. The line of credit was collateralized by accounts receivable and inventory of the Company and matured on March 1, 2000. The line of credit was paid off and terminated on March 17, 2000.

In connection with the execution of the Merger Agreement, Interwest loaned the Company $3 million. The $3 million loan was used in part to repay INCC's outstanding line of credit, which matured on March 1, 2000. The Merger Agreement requires that, under certain circumstances, Interwest will be required to lend up to an additional $600,000 to INCC prior to the closing of the Merger. In addition to the loan discussed above, Interwest loaned $500,000 to INCC on February 2, 2000. Under the terms of the

Merger Agreement, the amounts loaned by Interwest to INCC will be converted into common stock of INCC, at a price of $2.50 per share, immediately prior to consummation of the Merger and thereafter will be exchanged for RMI common stock on the same basis as the other shares of INCC common stock, except that Interwest will not receive any warrants.

On August 12, 1999, the Company executed a stock purchase agreement with Interwest. Under the terms of the agreement the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible into shares of Company common stock at $2.9063 per share, and 100,000 warrants to purchase shares of Company common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. The proceeds were used for working capital. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B, 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company has not and does not anticipate selling any additional shares under the commitment.

On December 30, 1998, the Company executed a stock purchase agreement with Interwest. Under the terms of the agreement, the Company issued 50,000 shares of Series A, 7 1/8% convertible preferred stock, convertible into shares of Company common stock at $2.25 per share, in exchange for $5.0 million. On December 30, 1998, $2.5 million was funded to the Company, of which $650,000 was restricted for payment on the Company's credit facility. Of the balance of the proceeds, $300,000 was used to pay down a note from a related party, and $1,550,000 was used for working capital. The remaining $2.5 million was funded to escrow subject to shareholder approval as required by Nasdaq corporate governance rules. On February 23, 1999, the Company received shareholder approval and the escrow was released. The Company used $850,000 of the proceeds released from escrow to pay down the Company's credit facility, $1,300,000 to pay the balance of the note from the related party, and $350,000 for working capital purposes. As a result of this equity investment, the Company reduced its debt by $3.1 million.

In March 1998, the Company received $1.6 million from a related party in exchange for a convertible promissory note ("Note") due March 1999. The Note bore interest at 10% and interest payments were due quarterly. At December 31, 1998, $1,300,000 was outstanding on this note. This note was paid in full on February 23, 1999 upon release of the escrowed funds as mentioned above.

LIQUIDITY

During the quarter ended March 31, 2000, the Company's cash position decreased by $322,000. This decrease was primarily due to operating losses offset by increased borrowings. The Company's current ratio decreased from .99 at December 31, 1999 to .89 on March 31, 2000.

The Company borrowed $3,500,000 from a related party during the quarter ended March 31, 2000. The borrowings were used to pay off the outstanding balance on the matured line of credit and for working capital.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns, was $3,475,000 as of March 31, 2000 as compared to $3,143,000 as of December 31, 1999. This is due primarily to increased March sales for Network Integration services offset by improved collections.

Accounts payable and accrued expenses were $2,815,000 as of March 31, 2000 as compared to $3,559,000 as of December 31, 1999. Decreases in inventory levels and use of the borrowings mentioned above accounted for the decline.

The Company made no significant investment in property, plant, or equipment during the quarter ended March 31, 2000. There are no material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.

The Company has recorded operating losses of $981,000, $3,807,000 and $5,723,000 for the quarter ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively. Additionally, the Company generated negative cash flow from operating activities of continuing operations of $1,701,000, $462,000 and $4,826,000 for the quarter ended March 31, 2000, and the years ended December 31, 1999 and 1998, respectively.

Management of the Company believes that the results of operations combined with available working capital resources will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives, however no assurances can be made that the necessary resources will be available.

RESULTS OF OPERATIONS

The Company recorded a loss from continuing operations of $1,076,000 on revenue of $5,592,000 for the quarter ended March 31, 2000 as compared to a loss of $289,000 on revenue of $7,270,000 for the quarter ended March 31, 1999. Included in the loss for the quarter ended March 31, 2000 are expenses of $136,000 related to the announced merger with RMI.

REVENUE

The Company experienced a decrease in revenue each quarter during 1999, from $7,270,000 for the quarter ended March 31, 1999 to $4,998,000 for the quarter ended December 31, 1999. For the quarter ended March 31, 2000, the Company had revenue of $5,592,000, representing an increase of $594,000 or 11.9% over the quarter ended December 31, 1999.

Revenue for the quarter ended March 31, 2000 decreased by $1,678,000, or 23.1% as compared to the quarter ended March 31, 1999. For the quarter ended March 31, 2000, Lucent Technologies, Inc. ("Lucent") represented approximately $1,170,000 or 20.9% of the Company's revenue. The Company provides hardware installation and maintenance services on a project-by-project basis to Lucent. The Company's revenue mix compared to the quarter ended March 31,1999 remained consistent at approximately 45% Network Services and 55% Network Integration.

GROSS MARGIN

The gross margin percentage for the quarter ended March 31, 2000 was 19.6% as compared to 27.8% for the quarter ended March 31, 1999. The Company has experienced declines in Network Integration margins primarily due to decreased hardware margins and labor utilization due to the Company deciding to maintain its workforce as revenue decreased. Network Services margins decreased due to losses or non-renewal of customers as well as competitive pricing pressures.

SELLING

Selling expenses for the quarter ended March 31, 2000 decreased by $117,000, or 14.1% as compared to the quarter ended March 31, 1999. The decrease in selling expenses is attributable to a decrease in personnel related expenses. Selling expenses as a percentage of revenue were 12.7% for the quarter ended March 31, 2000 as compared to 11.4% for the quarter ended March 31, 1999.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses decreased by $146,000, or 10.6% for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Reductions in professional services and office expenses were partially offset by increased personnel costs.

MERGER EXPENSES

As previously discussed the Company executed a definitive Agreement and Plan of Merger, pursuant to which RMI will acquire INCC. The Company incurred $136,000 of legal and professional fees in the quarter ended March 31, 2000, related to this announced Merger. The Company is recognizing all expenses related to the Merger as incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to market risk as all debt is at a fixed interest rate.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the normal course of business the Company is a party to litigation. The Company is currently one of multiple defendants in two separate cases. The Company's insurance company has assumed the defense in each of the cases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol INCC. As disclosed in the Company's Form 10-K for the year ended December 31, 1999, the Company no longer met the consolidated net tangible asset condition for continued listing on The Nasdaq SmallCap Market. In a notice letter dated April 7, 2000, Nasdaq confirmed that the Company no longer satisfied the condition for continued listing on The Nasdaq SmallCap Market. In a letter dated April 20, 2000, the Company requested a waiver of the continued listing requirements until September 13, 2000 (the date the Merger may be terminated if the closing does not occur). There can be no assurance that the Nasdaq Stock Market will agree to temporary relief and the Nasdaq Market may take action against the Company, including, but not limited to, removing the Common Stock from the SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT 27- FINANCIAL DATA SCHEDULE

     (b) The Company filed one report on Form 8-K during the quarterly period ending March 31, 2000. On March 31, 2000, the Company filed a Form 8-K reporting that the Company had executed a definitive Agreement and Plan of Merger pursuant to which RMI.NET, Inc. will acquire all of the issued and outstanding shares of the Company for RMI.NET, Inc. common stock and warrants. The consummation of the Merger remains subject to shareholder approval and other customary conditions.

                                   SIGNATURES


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


                                       INTERNET COMMUNICATIONS CORPORATION
                                       -----------------------------------
                                                  (Registrant)



Date: May 15, 2000                     By: /s/ Thomas C. Galley
                                          -------------------------------------
                                          Thomas C. Galley, President and
                                          Chief Executive Officer



Date: May 15, 2000                     By: /s/ T. Timothy Kershisnik
                                          -------------------------------------
                                          T. Timothy Kershisnik, Chief
                                          Financial Officer