Form 10-Q
period 2000-06-30
INTERNET COMMUNICATIONS CORP
filed 2000-08-10
CIK 841693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR (15)d
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

AT JULY 28, 2000, 5,901,937 SHARES OF COMMON STOCK, NO PAR VALUE, WERE OUTSTANDING.

Page 1 of 13 pages.

                       INTERNET COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                      PAGE
                                                                                      ----
         Form 10-Q Cover Page                                                           1

         Index Page                                                                     2

Part I   FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets at                              3
                  June 30, 2000 and December 31, 1999

                  Condensed  Consolidated  Statements of Operations for
                  the Three months and six months ended June 30, 2000
                  and June 30, 1999                                                     4

                  Condensed Consolidated Statements of Cash Flows                       5
                  for the Six months ended June 30, 2000 and June 30, 1999

                  Notes to Condensed Consolidated Financial Statements                  6

         Item 2 - Management's Discussion and Analysis of Financial Condition           8
                  and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk           11

Part II  OTHER INFORMATION

         Item 1 - Legal Proceedings                                                    12

         Item 2 - Changes in Securities and Use of Proceeds                            12

         Item 3 - Defaults upon Senior Securities                                      12

         Item 4 - Submission of Matters to a Vote of                                   12
                  Security Holders

         Item 5 - Other Information                                                    12

         Item 6 - Exhibits and Reports on Form 8-K                                     12

         Signature Page                                                                13


INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   June 30, 2000    December 31, 1999
                                                                                   -------------    -----------------
ASSETS                                                                              (unaudited)
Current assets:
  Cash                                                                               $     24              459
  Restricted cash                                                                          --              142
  Trade receivables, net of allowance for
    doubtful accounts and sales returns of $503 at
    June 30, 2000 and $489 at December 31, 1999                                         2,242            3,143
  Inventory                                                                             1,963            2,553
  Prepaid expenses and other                                                              413              310
  Costs and estimated earnings in excess of billings                                    1,266              513
                                                                                     --------          -------
        Total current assets                                                            5,908            7,120

Equipment, net                                                                            888            1,069
Goodwill, net                                                                             728              765
Spares inventory                                                                          117              196
Net assets of discontinued operations                                                      --               46
Other assets, net                                                                         247              334
                                                                                     --------          -------
        Total assets                                                                 $  7,888            9,530
                                                                                     ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                      $     47            2,244
  Notes payable to a related party                                                      3,500               --
  Accounts payable                                                                      2,178            3,043
  Accrued expenses                                                                        690              516
  Billings in excess of costs and estimated earnings                                      256              565
  Unearned income and deposits                                                            579              812
                                                                                     --------          -------
        Total current liabilities                                                       7,250            7,180
                                                                                     --------          -------

Notes payable                                                                              10               29
Deferred revenue                                                                           66              142
                                                                                     --------          -------
        Total liabilities                                                               7,326            7,351
Stockholders' equity:
  Preferred stock, 100,000,000 shares authorized
    Series A Convertible Preferred Stock, issued
      and outstanding 50,000 shares, stated value of $100.00                            5,000            5,000
    Series B Convertible Preferred Stock, issued and
      outstanding 19,000 shares, stated value of $100.00                                1,822            1,800
  Common stock, no par value, 20,000,000 shares authorized,
      5,895,959 and 5,787,097 shares issued and outstanding
      at June 30, 2000 and December 31, 1999, respectively                             15,687           15,390
  Dividends Payable                                                                       124              145
  Accumulated deficit                                                                 (22,071)         (20,156)
                                                                                     --------          -------
        Total stockholders' equity                                                        562            2,179
Commitments and contingencies
                                                                                     --------          -------
        Total liabilities and stockholders' equity                                   $  7,888            9,530
                                                                                     ========          =======



See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       For Three Months Ended             For Six Months Ended
                                                    -----------------------------    -----------------------------
                                                     June 30,           June 30,       June 30          June 30,
                                                       2000               1999          2000              1999
                                                    -----------------------------    -----------------------------
                                                    (unaudited)      (unaudited)     (unaudited)       (unaudited)
Sales:
   Network Services                                   $ 2,392           3,223            4,961            6,519
   Network Integration                                  3,804           3,031            6,826            7,006
                                                      -------          ------          -------          -------
      Total Sales                                       6,196           6,254           11,787           13,525

Cost of Sales                                          (4,685)         (4,583)          (9,181)          (9,831)
                                                      -------          ------          -------          -------

      Gross Margin                                      1,511           1,671            2,606            3,694
                                                      -------          ------          -------          -------

Operating expenses:
   Selling                                                708             795            1,419            1,623
   General and administrative                           1,152           1,717            2,381            3,093
   Merger expenses                                        107              --              243               --
                                                      -------          ------          -------          -------
      Total operating expenses                          1,967           2,512            4,043            4,716
                                                      -------          ------          -------          -------

Loss from Operations                                     (456)           (841)          (1,437)          (1,022)

Interest expense, net                                     135             113              230              221
                                                      -------          ------          -------          -------
Net Income (Loss)                                     $  (591)           (954)          (1,667)          (1,243)
                                                      =======          ======          =======          =======

Net Loss per share - basic and diluted:
   Weighted average common shares outstanding           5,956           5,618            5,916            5,618
                                                      =======          ======          =======          =======

Net Loss                                              $ (0.12)          (0.17)           (0.32)           (0.22)
                                                      =======          ======          =======          =======


See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                         For Six Months Ended
                                                                       --------------------------
                                                                        June 30,        June 30,
                                                                         2000            1999
                                                                       --------------------------
                                                                             (unaudited)
Cash flows from operating activities:
   Net loss from continuing operations                                 $ (1,667)          (1,243)
   Adjustments to reconcile net loss from continued operations
      Depreciation and amortization                                         419              458
      Allowance for doubtful accounts and sale returns                      120              480
      Changes in operating assets and liabilities:
         (Increase) decrease in:
            Receivables                                                     781             (281)
            Inventory                                                       621               30
            Prepaid expenses and other                                      (90)             (22)
            Costs in excess of billings and estimated earnings             (753)             240
         Increase (decrease) in:
            Accounts payable and accrued expenses                          (865)             655
            Unearned income and deferred revenue                           (309)             (65)
            Other Liabilities                                               173               72
            Billings in excess of costs and estimated earnings             (309)            (376)
                                                                       --------          -------
         Net cash used in operating activities                           (1,879)             (52)
         Net cash provided by discontinued operations                        46               85
Cash flows from investing activities:
   Capital expenditures                                                     (80)              (9)
   Proceeds from sales of assets                                              1                5
                                                                       --------          -------
         Net cash used in investing activities                              (79)              (4)
Cash flows from financing activities:
   Proceeds from debt                                                     9,633            9,224
   Proceeds from debt from a related party                                3,500               --
   Repayment of debt                                                    (11,849)         (10,787)
   Repayment of note from a related party                                    --           (1,300)
   Subscription receivable from a related party                              --            2,500
   Proceeds from exercise of stock options                                   51               --
                                                                       --------          -------
         Net cash provided by (used in) financing activities              1,335             (363)
                                                                       --------          -------
Increase (decrease) in cash:                                               (577)            (334)
Cash, beginning of period                                                   601              664
                                                                       --------          -------
Cash, end of period                                                    $     24              330
                                                                       ========          =======


See accompanying notes to these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

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

In connection with the execution of the Merger Agreement with RMI, Interwest loaned $3 million to the Company. The $3 million loan was used in part to repay INCC's outstanding line of credit, which matured on March 1, 2000. In addition, Interwest loaned $500,000 to INCC on February 2, 2000. The Merger Agreement requires that, under certain circumstances, Interwest will be required to lend up to an additional $600,000 to INCC prior to the closing of the Merger of which, $250,000 was loaned on August 1, 2000. The loans bear interest at 12% per annum and mature on September 30, 2000. Under the terms of the Merger Agreement, the amounts loaned by Interwest to INCC will be converted into common stock of INCC immediately prior to consummation of the Merger at a price of $2.50 per share and thereafter be exchanged for RMI common stock on the same basis as the other shares of INCC common stock, except that Interwest will not receive any warrants.

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

On August 12, 1999, the Company executed a stock purchase agreement with Interwest. Under the terms of the agreement, the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. For financial reporting purposes the warrants were assigned an attributed value of $100,000. The proceeds were used for working capital. In addition, the agreement provides a one year commitment for an additional purchase of 5,000 shares of Series B 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company has not and does not anticipate selling any additional shares under the commitment. As of June 30, 2000, Interwest owned approximately 50% of the outstanding common stock of the Company and approximately 68% on an as converted basis.

NOTE 4 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three and six months ended June 30, 2000 and 1999 as all of the Company's potentially dilutive securities were anti-dilutive during these periods. The loss per share to common shareholders reflects the impact of the preferred stock dividends of $124,000 and $248,000 for the three and six months ended June 30, 2000, respectively, which increased the loss per share.

NOTE 5 - LIQUIDITY

The Company's operating EBITDA (earnings before interest, tax, depreciation, and amortization), excluding Merger costs was $773,000, $2,732,000, and $3,078,000 for the six months ended June 30, 2000, and the years ended December 31, 1999 and 1998, respectively. The Company has recorded operating losses of $1,437,000, $3,807,000, and $5,723,000 for the six months ended June 30, 2000, and the years ended December 31, 1999 and 1998, respectively. Additionally, the Company generated negative cash flow from operating activities of continuing operations of $1,879,000, $462,000, and $4,826,000 for the six months ended June 30, 2000, and the years ended December 31, 1999 and 1998, respectively.

Management of the Company believes that the results of operations combined with available working capital resources will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives; however no assurances can be made that the necessary resources will be available.

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

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 17, 2000, the Company executed a definitive Merger Agreement pursuant to which RMI will acquire all of the issued and outstanding stock of the Company in exchange for RMI common stock, as well as warrants to purchase shares of RMI common stock. However, Interwest and the Company's directors will not receive the warrants in exchange for their shares of Company common stock. The Company's board of directors has approved the Merger and has recommended that the shareholders approve the Merger. Consummation of the Merger remains subject to shareholder approval and other customary conditions.

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

     -    Competition for talented employees.

     -    Achieving funding for future operations.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial condition, and results of operations during the periods included in the accompanying condensed financial statements.


RESULTS OF OPERATIONS

HIGHLIGHTS

Management's critical business concerns are focused on trends and EBITDA performance. The Company has experienced consistent improvement in results from operations during the six months ended June 30, 2000. There have been six consecutive months of EBITDA improvement. Revenue has grown by approximately 11% each quarter, as compared to the fourth quarter of 1999. Margins are experiencing improvement as strategic initiatives in the type of business taken on, and other selling techniques implemented early in 2000 are taking hold. The Company has not increased overhead costs during this period of revenue growth.

REVENUE

The Company has experienced consistent revenue growth over the past three quarters. Quarterly revenue has increased from $4,998,000 for the quarter ended December 31, 1999 to $5,592,000 for the quarter ended March 31, 2000, and to $6,196,000 for the quarter ended June 30, 2000. Total revenue increased during the first two quarters of 2000, as compared to the fourth quarter of 1999, due to strategic initiatives implemented early in the year to shift focus to growth areas in markets that provide increased demand and profitability. Revenue for the quarter ended June 30, 2000 was $6,196,000, as compared to $6,254,000 for the quarter ended June 30, 1999. Revenue for the six months ended June 30, 2000 was $11,787,000, as compared to $13,525,000 for the six months ended June 30, 1999.

For the three and six months ended June 30, 2000, Lucent Technologies, Inc. ("Lucent"), represented approximately $1,812,000, or 29.2%, and $2,982,000, or 25.3% of the Company's revenue. The Company provides hardware installation and maintenance services on a project by project basis to Lucent.

GROSS MARGIN

Gross margin has seen consistent improvement over the past three quarters. The gross margin percentage for the quarter ended June 30, 2000 improved to 24.4 % from 19.6% for the quarter ended March 31, 2000, and from 10.5% for the quarter ended December 31, 1999, primarily due to more efficient use of labor related resources in installation projects.

SELLING

Selling expenses for the quarter June 30, 2000 were $708,000, or 11.4% of revenue as compared to $795,000, or 12.7% of revenue for the comparable period in 1999. Selling expenses for the six months ended June 30, 2000 were $1,419,000 or 12.0% of revenue as compared to $1,623,000, or 12.0% of revenue for the six months ended June 30, 1999. The decrease in selling expenses is primarily attributable to improved focus of the sales force together with new strategies intended to increase efficiency of sales calls, closing percentage, and gross profit.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses decreased by 32.9%, from $1,717,000 to $1,152,000, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. During the second quarter of 2000 the Company realized the benefit of improved collections efforts reflected in a decrease in bad debt expenses of $350,000. There were also cost reductions in legal and professional fees, public company fees, personnel related expenses and amortization and depreciation. General and Administrative expenses for the six month period ending June 30, 2000 were $2,381,000 as compared to $3,093,000 for the six months ended June 30, 1999, a 23.0% decrease.

General and administrative expenses as a percentage of revenue for the three and six months ended June 30, 2000 were 18.6% and 20.2% respectively, as compared to 27.5% and 22.9% for the three and six months ended June 30, 1999.

MERGER EXPENSES

As previously discussed the Company executed a definitive Agreement and Plan of Merger, pursuant to which RMI will acquire INCC. The Company incurred $107,000 of legal and professional fees in the quarter ended June 30, 2000, related to this announced Merger. The Company incurred $243,000 of Merger related expenses for the first six months of 2000. The Company is recognizing all expenses related to the Merger as incurred.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

EBITDA performance has consistently improved over the most recent three quarters, and consecutively over the first six months of 2000. Quarterly EBITDA, excluding Merger expenses, has increased from ($1,529,000) for the quarter ended December 31, 1999 to ($632,000) for the quarter ended March 31, 2000, and to ($141,000) for the quarter ended June 30, 2000.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns, was $2,242,000 as of June 30, 2000 as compared to $3,143,000 as of December 31, 1999. Days sales outstanding improved from 67 days for the quarter ended December 31, 1999 to 40 days for the quarter ended June 30, 2000.

Costs in excess of billings and estimated earnings increased by $753,000 during the six months ended June 30, 2000. The Company has several large, multi-site installation contracts in progress. The Company recognizes revenue on a percentage of completion basis, and invoices upon completion of each site.

Accounts payable and accrued expenses were $2,868,000 as of June 30, 2000 as compared to $3,559,000 as of December 31, 1999. Reduced inventory levels, improved collections, and use of borrowings for working capital purposes accounted for the decrease.

The Company made investments in support of its technical operations of $80,000 in equipment during the quarter ended June 30, 2000. Most of the investment was related to upgrades in, and addition to, network monitoring equipment and transport facilities for providing high speed data services. There are no material commitments for capital expenditures and the Company is maintaining tight controls over its capital purchases.

The Company's cash position decreased by $577,000 during the six months ended June 30, 2000. This decrease is primarily due to operating losses offset by increased borrowings. The Company's current ratio decreased to .81 at June 30, 2000 from .99 at December 31, 1999.

The Company borrowed $3,500,000 from a related party during the quarter ended March 31, 2000. The borrowings were used to pay off the matured line of credit and for working capital.

Management of the Company believes that the results of operations combined with available working capital resources will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives; however no assurances can be made that the necessary resources will be available.

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

In connection with the execution of the Merger Agreement, Interwest loaned the Company $3 million. The $3 million loan was used in part to repay INCC's outstanding line of credit, which matured on March 1, 2000. In addition, Interwest loaned $500,000 to INCC on February 2, 2000. The Merger Agreement requires that, under certain circumstances, Interwest will be required to lend up to an additional $600,000 to INCC prior to the closing of the Merger of which, $250,000 was loaned on August 1, 2000. Under the terms of the Merger Agreement, the amounts loaned by Interwest to INCC will be converted into common stock of INCC immediately prior to consummation of the Merger at a price of $2.50 per share and thereafter be exchanged for RMI common stock on the same basis as the other shares of INCC common stock, except that Interwest will not receive any warrants.

On August 12, 1999, the Company executed a stock purchase agreement with Interwest. Under the terms of the agreement the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. The proceeds were used for working capital. In addition, the agreement provides a one year commitment for an additional purchase of 5,000 shares of Series B 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company has not and does not anticipate selling any additional shares under the commitment.

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

In March 1998, the Company received $1.6 million from a related party in exchange for a convertible promissory note, due March 1999. The note bore interest at 10% and interest payments were due quarterly. At December 31, 1998, $1,300,000 was outstanding on this note. This note was paid in full on February 24, 1999 upon release of the escrowed funds as mentioned above.


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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol INCC. As disclosed in the Company's Form 10-K for the year ended December 31, 1999, the Company no longer met the consolidated net tangible asset condition for continued listing on the NASDAQ SmallCap Market. In a notice letter dated April 7, 2000, NASDAQ confirmed that the Company no longer satisfied the conditions for continued listing on the NASDAQ SmallCap Market. In a letter dated April 20, 2000, the Company requested a waiver of the continued listing requirements until September 13, 2000, (the date the Merger may be terminated if the closing does not occur). There can be no assurance that the NASDAQ Stock Market will agree to temporary relief and the NASDAQ Market may take action against the Company, including, but not limited to removing the Common Stock from the SmallCap Market.

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


                                       INTERNET COMMUNICATIONS CORPORATION
                                       -----------------------------------
                                                  (Registrant)



Date: August 10, 2000          By: /s/ Thomas C. Galley
                                  -----------------------------------
                                  Thomas C. Galley, President and
                                  Chief Executive Officer






Date:  August 10, 2000         By: /s/ T. Timothy Kershisnik
                                  -----------------------------------
                                  T. Timothy Kershisnik, Chief Financial Officer