Form 10-Q
period 2000-09-30
INTERNET COMMUNICATIONS CORP
filed 2000-11-14
CIK 841693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-19578



                       INTERNET COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                            84-1095516
-------------------------------                   -----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          identification No.)

7100 E. BELLEVIEW AVENUE, SUITE 201, GREENWOOD VILLAGE, COLORADO         80111
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




AT NOVEMBER 7, 2000, 6,027,586 SHARES OF COMMON STOCK, NO PAR VALUE, WERE OUTSTANDING.


Page 1 of 12 pages.

                       INTERNET COMMUNICATIONS CORPORATION

                                      INDEX

                                                                                                PAGE
                                                                                                ----

                  Form 10-Q Cover Page                                                            1

                  Index Page                                                                      2

           Part I FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                           Condensed Consolidated Balance Sheets at                               3
                             September 30, 2000 and December 31, 1999

                           Condensed Consolidated Statements of Operations for the                4
                             Three Months and Nine Months Ended
                             September 30, 2000 and September 30, 1999

                           Condensed Consolidated Statements of Cash Flows                        5
                             for the Nine Months Ended September 30, 2000
                             and September 30, 1999

                           Notes to Condensed Consolidated Financial Statements                   6

                  Item 2 - Management's Discussion and Analysis of Financial Condition            8
                             and Results of Operations

                  Item 3 - Quantitative and Qualitative Disclosures About Market Risk            12

         Part II  OTHER INFORMATION

                  Item 1 - Legal Proceedings                                                     12

                  Item 2 - Changes in Securities and Use of Proceeds                             12

                  Item 3 - Defaults upon Senior Securities                                       12

                  Item 4 - Submission of Matters to a Vote of                                    12
                           Security Holders

                  Item 5 - Other Information                                                     12

                  Item 6 - Exhibits and Reports on Form 8-K                                      13

                  Signature Page                                                                 14

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         September 30,      December 31,
                                                                                              2000              1999
                                                                                        ---------------    ---------------
                                                                                          (unaudited)

ASSETS
Current assets:
     Cash                                                                               $            75                459
     Restricted cash                                                                                 --                142
     Trade receivables, net of allowance for doubtful accounts and sales returns of
          $517 at September 30, 2000 and $489 at December 31, 1999                                2,849              3,143
     Inventory                                                                                    1,613              2,553
     Prepaid expenses and other                                                                     306                310
     Costs and estimated earnings in excess of billings                                             907                513
                                                                                        ---------------    ---------------
                      Total current assets                                                        5,750              7,120

Equipment, net                                                                                      773              1,069
Goodwill, net                                                                                       710                765
Spares inventory                                                                                     94                196
Net assets of discontinued operations                                                                --                 46
Other assets, net                                                                                   258                334
                                                                                        ---------------    ---------------
                      Total assets                                                      $         7,585              9,530
                                                                                        ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                        $            40              2,244
   Notes payable to a related party                                                               3,750                 --
   Accounts payable                                                                               2,207              3,043
   Accrued expenses                                                                                 621                516
   Accrued interest payable to a related party                                                      243                 --
   Billings in excess of costs and estimated earnings                                               731                565
   Unearned income and deposits                                                                     538                812
                                                                                        ---------------    ---------------
                       Total current liabilities                                                  8,130              7,180
                                                                                        ---------------    ---------------

Notes payable                                                                                         3                 29
Deferred revenue                                                                                     48                142
                                                                                        ---------------    ---------------
                       Total liabilities                                                          8,181              7,351
Stockholders' equity:
    Preferred stock, 100,000,000 shares authorized
           Series A Convertible Preferred Stock, issued and outstanding
           50,000 shares, stated value of $100.00                                                 5,000              5,000
           Series B Convertible Preferred Stock, issued and outstanding
           19,000 shares, stated value of $100.00                                                 1,828              1,800
    Common stock, no par value, 20,000,000 shares authorized, 6,003,440 and
           5,787,097 shares issued and outstanding at September 30, 2000 and December
           31, 1999, respectively                                                                15,818             15,390
    Dividends Payable                                                                               125                145
    Accumulated deficit                                                                         (23,367)           (20,156)
                                                                                        ---------------    ---------------
                       Total stockholders' equity                                                  (596)             2,179
Commitments and contingencies
                                                                                        ---------------    ---------------
                       Total liabilities and stockholders' equity                       $         7,585              9,530
                                                                                        ===============    ===============



See accompanying notes to these condensed consolidated financial statements.

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                             For Three Months Ended          For Nine Months Ended
                                          ----------------------------    ----------------------------
                                          September 30,   September 30,   September 30,   September 30,
                                              2000             1999           2000            1999
                                          ------------    ------------    ------------    ------------
                                           (unaudited)     (unaudited)     (unaudited)     (unaudited)

Sales:
     Network integration                  $      3,550           3,132          10,377          10,138
     Network services                            2,249           2,795           7,210           9,313
                                          ------------    ------------    ------------    ------------
          Total sales                            5,799           5,927          17,587          19,451

Cost of sales                                   (4,921)         (4,584)        (14,102)        (14,330)
                                          ------------    ------------    ------------    ------------

          Gross margin                             878           1,343           3,485           5,121
                                          ------------    ------------    ------------    ------------

Operating expenses:
     Selling                                       747             897           2,166           2,520
     General and administrative                  1,091           1,321           3,471           4,498
     Merger expenses                                74              --             317              --
                                          ------------    ------------    ------------    ------------
         Total expenses                          1,912           2,218           5,954           7,018
                                          ------------    ------------    ------------    ------------

Loss from operations                            (1,034)           (875)         (2,469)         (1,897)

Interest expense, net                              138              76             369             297
                                          ------------    ------------    ------------    ------------
Net loss                                  $     (1,172)           (951)         (2,838)         (2,194)
                                          ============    ============    ============    ============

Net loss per share - basic and diluted:
   Weighted average common shares
     outstanding                                 6,021           5,621           5,978           5,619
                                          ============    ============    ============    ============

Net loss                                  $      (0.22)          (0.17)          (0.54)          (0.39)
                                          ============    ============    ============    ============



See accompanying notes to these condensed consolidated financial statements

INTERNET COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                              For Nine Months Ended
                                                                          ----------------------------
                                                                          September 30,   September 30,
                                                                              2000             1999
                                                                          ------------    ------------
                                                                                  (unaudited)

Cash flows from operating activities:
      Net loss from continuing operations                                 $     (2,838)         (2,194)
      Adjustments to reconcile net loss from continued operations
           Depreciation and amortization                                           615             692
           Allowance for doubtful accounts and sale returns                        150             540
           Changes in operating assets and liabilities:
              (Increase) decrease in:
                     Receivables                                                   144             777
                     Inventory                                                     976             338
                     Prepaid expenses and other                                     (3)             (7)
                     Costs in excess of billings and estimated earnings           (394)            222
              Increase (decrease) in:
                     Accounts payable and accrued expenses                        (489)            (65)
                     Unearned income and deferred revenue                         (368)            (53)
                     Billings in excess of costs and estimated earnings            166            (628)
                                                                          ------------    ------------
           Net cash used in operating activities                                (2,041)           (378)
           Net cash provided by discontinued operations                             46              46
Cash flows from investing activities:
      Capital expenditures                                                        (115)           (141)
      Proceeds from sales of assets                                                  1               5
                                                                          ------------    ------------
           Net cash used in investing activities                                  (114)           (136)

Cash flows from financing activities:
      Proceeds from debt                                                         9,633          16,944
      Proceeds from debt from a related party                                    3,750              --
      Repayment of debt                                                        (11,863)        (20,055)
      Repayment of note from a related party                                        --          (1,300)
      Subscription receivable from a related party                                  --           2,500
      Proceeds from sale of preferred stock, net                                    --           1,888
      Proceeds from sale of common stock under employee stock purchase
        plan and exercise of stock options                                          63              --
                                                                          ------------    ------------
           Net cash provided by (used in) financing activities                   1,583             (23)
                                                                          ------------    ------------

Decrease in cash:                                                                 (526)           (491)
Cash, beginning of period                                                          601             664
                                                                          ------------    ------------
Cash, end of period                                                       $         75             173
                                                                          ============    ============

See accompanying notes to these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


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

On March 17, 2000, the Company executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which RMI.NET, Inc. ("RMI") agreed to acquire through a merger (the "Merger") of a wholly owned subsidiary of RMI with and into the Company, all of the issued and outstanding shares of common stock of the Company in exchange for shares of RMI common stock, as well as warrants to purchase shares of RMI common stock. On October 18, 2000, the parties amended and restated the terms of the Merger Agreement (the "Amended and Restated Merger Agreement"). Except as described below, each share of Company common stock outstanding at the time of the Merger will be exchanged for 0.55 shares of RMI common stock, and a warrant to purchase one share of RMI common stock. Shares of common stock of the Company held by Interwest Group, Inc. ("Interwest") (the Company's largest shareholder) will be exchanged for 0.45 shares of RMI common stock. Interwest and the Company's directors will not receive the warrants in exchange for their shares of Company common stock. The Company's board of directors has approved the Merger and has recommended that the shareholders approve the Merger. Consummation of the Merger remains subject to shareholder approval of both RMI and the Company and other customary conditions.

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

In connection with the execution of the Merger Agreement with RMI, Interwest loaned $3 million to the Company. The $3 million loan was used in part to repay INCC's outstanding line of credit, which matured on March 1, 2000. In addition, Interwest loaned $500,000 to INCC on February 2, 2000. The Amended and Restated Merger Agreement provides that, under certain circumstances, Interwest will be required to lend up to $5,000,000 to INCC prior to the closing of the Merger of which, $250,000 was loaned on August 1, 2000 and $350,000 was loaned on October 3, 2000, bringing the total borrowings to $4,100,000. The loan bears interest at 12% per annum and matures on December 31, 2000. Under the terms of the Amended and Restated Merger Agreement, the amounts loaned by Interwest to INCC will be converted into common stock of INCC immediately prior to consummation of the Merger at a price of $2.50 per share and thereafter be exchanged for 0.45 shares of RMI common stock. Additionally, pursuant to the Amended and Restated Merger Agreement Interwest will receive a warrant exercisable one year from closing, which may provide Interwest with the right to purchase additional RMI shares, depending on the value of RMI common stock.

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

On August 12, 1999, the Company executed a stock purchase agreement with Interwest. Under the terms of the agreement, the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. For financial reporting purposes the warrants were assigned an attributed value of $100,000. The proceeds were used for working capital. In addition, the agreement provides a one year commitment for an additional sale of 5,000 shares of Series B 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company did not sell any additional shares under the commitment. As of September 30, 2000, Interwest owns approximately 52% of the outstanding common stock of the Company and approximately 67% on an as converted basis.

NOTE 4 - NET LOSS PER SHARE

Basic income (loss) per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock in the calculation, and is the same as basic loss per share for the three and nine months ended September 30, 2000 and 1999, as all of the Company's potentially dilutive securities were anti-dilutive during these periods. The loss per share to common shareholders reflects the impact of the preferred stock dividends of $124,000 and $373,000 for the three and nine months ended September 30, 2000, respectively, which increased the loss per share.

NOTE 5 - LIQUIDITY

The Company's EBITDA (earnings before interest, tax, depreciation, and amortization) losses excluding Merger costs were ($1,559,000), ($2,732,000) and ($3,078,000) for the nine months ended September 30, 2000, and the years ended December 31, 1999 and 1998, respectively. The Company has recorded losses from operations of ($2,469,000), ($3,807,000), and ($5,723,000) for the nine months ended September 30, 2000, and the years ended December 31, 1999 and 1998, respectively. Additionally, the Company generated negative cash flow from operating activities of continuing operations of ($2,041,000), ($462,000), and ($4,826,000) for the nine months ended September 30, 2000, and the years ended December 31, 1999 and 1998, respectively.

Management believes that the results of operations combined with available working capital resources and additional funding will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives; however no assurance can be made that the necessary resources will be available.

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with the fiscal years beginning between December 16, 1999 and March 15, 2000. The Company will be required to implement this guidance in the fourth quarter of 2000. Although management of the Company has not completed its assessment of the impact of SAB 101 on its consolidated results of operations and financial position, management estimates that the impact of SAB 101 will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 17, 2000, the Company executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which RMI.NET, Inc. ("RMI") agreed to acquire, through a merger (the "Merger") of a wholly owned subsidiary of RMI with and into the Company, all of the issued and outstanding shares of common stock of the Company in exchange for shares of RMI common stock, as well as warrants to purchase shares of RMI common stock. On October 18, 2000, the parties amended and restated the terms of the Merger Agreement (the "Amended and Restated Merger Agreement"). Except as described below, each share of Company common stock outstanding at the time of the Merger will be exchanged for 0.55 shares of RMI common stock, and a warrant to purchase one share of RMI common stock. Shares of common stock of the Company held by Interwest Group, Inc. ("Interwest") (the Company's largest shareholder) will be exchanged for 0.45 shares of RMI common stock. Interwest and the Company's directors will not receive the warrants in exchange for their shares of Company common stock. The Company's board of directors has approved the Merger and has recommended that the shareholders approve the Merger. Consummation of the Merger remains subject to shareholder approval of both RMI and the Company and other customary conditions.

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

RESULTS OF OPERATIONS

HIGHLIGHTS

Management's critical business concerns are focused on trends, gross margin and EBITDA (earnings before interest, tax, depreciation, and amortization) performance. In the third quarter, management implemented new strategies to shift its sales focus to products and services that generate higher gross margins. As a result of these strategies, the Company experienced a decrease in sales generated from certain less profitable products and services. However, that decrease was offset, in part, by increases in sales of products and services that management believes will generate higher gross margins.

Overall, during the third quarter ended September 30, 2000, the Company's operating results reflected the shift in focus to products and services that management believes will ultimately generate improved gross margin for the Company. Operating highlights are as follows:

o Network Integration revenue during the third quarter reflected a shift in the revenue mix, as revenue generated from installation services increased over both the third quarter of 1999 and the second quarter of 2000, while sales of hardware decreased as compared to the same periods. The shift in sales was due to increased focus on selling installation services that management believes will provide the Company with higher gross margin returns, while there was a decreased focus on selling certain lower margin hardware. During the third quarter certain installation projects had lower than expected gross margins. These lower margins were primarily attributable to project selection and inefficient use of labor resources. Management believes it has taken actions to address these issues and anticipates that such actions will have a positive impact on the Company's Network Integration operations during the fourth quarter of 2000.

o Network Services revenue decreased during the third quarter of 2000 as compared with both the third quarter of 1999 and the second quarter of 2000. These decreases were primarily attributable to decreases in revenue generated from carrier services, which has historically generated lower gross margins for the Company. Carrier services revenue during the third quarter of 2000 was $1,022,000 as compared to $1,481,000 in the third quarter of 1999 while carrier services revenue during the second quarter of 2000 was $1,113,000.

In connection with the focus on selling products and services geared to improving the Company's gross margin and EBITDA, the Company launched a new multi-tenant building strategy in the fourth quarter of 2000. This strategy packages the Company's existing products across its operating divisions and offers a competitive and effective product to the multi-tenant building market.

REVENUE

Total revenue increased during each of the first three quarters of 2000 as compared to the fourth quarter of 1999. Consistent with 1999, the Company's 2000 third quarter revenue decreased as compared to the second quarter. Revenue for the quarter ended September 30, 2000 decreased by $397,000 as compared to the quarter ended June 30, 2000. Revenue for the quarter ended September 30, 1999 decreased by $327,000 as compared to the quarter ended June 30, 1999. Revenue for the quarter ended September 30, 2000 was $5,799,000, as compared to $5,927,000 for the quarter ended September 30, 1999, a decrease of $128,000. Revenue for the nine months ended September 30, 2000 was $17,587,000, as compared to $19,451,000 for the nine months ended September 30, 1999, a decrease of $1,864,000.

For the three and nine months ended September 30, 2000, Lucent Technologies, Inc. ("Lucent"), represented approximately $1,530,000, or 26.4%, and $4,512,000, or 25.7% of the Company's revenue. The Company provides hardware installation and maintenance services on a project-by-project basis to Lucent.

GROSS MARGIN

The gross margin percentage for the quarter ended September 30, 2000 was 15.1% as compared to 22.7% for the quarter ended September 30, 1999, and 24.4% for the quarter ended June 30, 2000. The gross margin percentage for the nine months ended September 30, 2000 was 19.8% as compared to 26.3% for the nine months ended September 30, 1999. Gross Margin percentage was impacted by installation project selection and inefficient use of labor resources during the third quarter of 2000, as previously discussed.

SELLING

Selling expenses for the quarter ended September 30, 2000 were $747,000, or 12.9% of revenue as compared to $897,000, or 15.1% of revenue for the quarter ended September 30, 1999. Selling expenses for the nine months ended September 30, 2000 were $2,166,000 or 12.3% of revenue as compared to $2,520,000, or 13.0%
of revenue for the nine months ended September 30, 1999. The decrease in selling expense is primarily attributable to improved focus of the sales force together with the new strategies intended to increase efficiency of sales calls, closing percentage, and gross profit.

GENERAL AND ADMINISTRATIVE

General and administrative expenses continue to improve, as they decreased by 17.4% from $1,321,000 for the three months ended September 30, 1999 to $1,091,000 for the three months ended September 30, 2000. General and Administration expenses for the nine month period ending September 30, 2000 were $3,471,000 as compared to $4,498,000 for the nine months ended September 30, 1999, a 22.8% decrease. Decreases in 2000 as compared to 1999 were primarily attributable to cost reductions in bad debt expense, legal and professional fees, personnel related expenses and amortization and depreciation.
General and Administrative expenses as a percentage of revenue for the three and nine months ended September 30, 2000 were 18.8% and 19.7% respectively, as compared to 22.3% and 23.1% for the three and nine months ended September 30, 1999, respectively.

MERGER EXPENSES

As previously discussed the Company executed an Amended and Restated Merger Agreement, pursuant to which RMI will acquire all of the issued and outstanding shares of common stock of INCC. The Company incurred $74,000 of legal and professional fees in the quarter ended September 30, 2000 related to this announced Merger. The Company incurred $317,000 of Merger related expenses for the first nine months of 2000. The Company is recognizing all expenses related to the Merger as incurred.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

EBITDA performance during the most recent three quarters has improved over the quarter ended December 31, 1999. Quarterly EBITDA, excluding merger expenses, was ($1,529,000) for the quarter ended December 31, 1999. EBITDA, excluding merger expenses, was ($632,000) for the quarter ended March 31, 2000, ($141,000) for the quarter ended June 30, 2000, and ($786,000) for the quarter ended September 30, 2000. EBITDA for the quarter ended September 30, 2000 was impacted by installation project selection and inefficient use of labor resources, as discussed above.

The Company's accounts receivable, net of allowance for doubtful accounts and sales returns, was $2,849,000 as of September 30, 2000 as compared to $3,143,000 as of December 31, 1999. Days sales outstanding improved from 67 days for the quarter ended December 31, 1999 to 46 days for the quarter ended September 30, 2000.

Costs in excess of billings and estimated earnings increased by $394,000 during the nine months ended September 30, 2000 as compared to December 31, 1999. The Company has several large, multi-site installation contracts in progress. The Company recognizes revenue on a percentage of completion basis and invoices upon completion of each site.

Accounts payable and accrued expenses were $2,828,000 as of September 30, 2000 as compared to $3,559,000 as of December 31, 1999. Reduced inventory levels and the use of borrowings for working capital purposes accounted for the decrease.

The Company made investments in support of its technical operations of $25,000 and $115,000 in equipment during the three months and nine months ended September 30, 2000, respectively. Most of this investment was related to upgrades in, and addition to, network monitoring equipment and transport facilities for providing high-speed data services. There are no material commitments for capital expenditures and the Company is maintaining tight control over its capital purchases.

The Company's cash position decreased by $526,000 during the nine months ended September 30, 2000. This decrease is primarily due to operating losses offset by increased borrowings. The Company's current ratio decreased to .71 at September 30, 2000 from .99 at December 31, 1999.

The Company borrowed $3,500,000 from a related party during the quarter ended March 31, 2000. The borrowings were used to pay off the matured line of credit and for working capital. The Company borrowed an additional $250,000 and $350,000 on August 1, 2000 and October 3, 2000, respectively, from the related party.

Management believes that the results of operations combined with available working capital resources and additional funding will be sufficient to fund future operations. In the event that additional funding is required, management will explore fund raising alternatives; however no assurances can be made that the necessary resources will be available.

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

In connection with the execution of the Merger Agreement with RMI, Interwest loaned $3 million to the Company. The $3 million loan was used in part to repay INCC's outstanding line of credit, which matured on March 1, 2000. In addition, Interwest loaned $500,000 to INCC on February 2, 2000. The Amended and Restated Merger Agreement provides that, under certain circumstances, Interwest will be required to lend up to $5,000,000 to INCC prior to the closing of the Merger of which, $250,000 was loaned on August 1, 2000 and $350,000 was loaned on October 3, 2000, bringing the total borrowings to $4,100,000. The loan bears interest at 12% per annum and matures on December 31, 2000. Under the terms of the Amended and Restated Merger Agreement, the amounts loaned by Interwest to INCC will be converted into common stock of INCC immediately prior to consummation of the Merger at a price of $2.50 per share and thereafter be exchanged for 0.45 shares of RMI common stock. Additionally, pursuant to the Amended and Restated Merger Agreement, Interwest will receive a warrant exercisable one year from closing, which may provide Interwest with the right to purchase additional RMI shares, depending on the value of RMI common stock.

On August 12, 1999, the Company executed a stock purchase agreement with Interwest. Under the terms of the agreement the Company issued 19,000 shares of Series B, 7 3/8% convertible preferred stock, convertible at $2.9063 per share, and 100,000 warrants to purchase common stock (exercisable for four years at $2.9063) in exchange for $1,900,000. The proceeds were used for working capital. In addition, the agreement provided a one year commitment for an additional sale of 5,000 shares of Series B 7 3/8% convertible preferred stock ($500,000) subject to the Company meeting certain requirements. The Company did not sell any additional shares under the commitment.

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

NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.   OTHER INFORMATION

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol INCC. As of December 31, 1999, the Company no longer met the consolidated net tangible asset condition for continued listing on the Nasdaq SmallCap Market. In a notice letter dated April 7, 2000, Nasdaq confirmed that the Company no longer satisfied the conditions for continued listing on the Nasdaq SmallCap Market. In a letter dated April 20, 2000, the Company requested a waiver of the continued listing requirements until September 13, 2000, based on the announced merger with RMI. In a subsequent notice letter dated September 19, 2000, Nasdaq informed the Company that it determined to deny the Company's request for continued listing on the Nasdaq SmallCap Market. By letter dated September 25, 2000, the Company requested an oral hearing with the Nasdaq Listing Qualifications Department to appeal Nasdaq's determination, which letter stayed the delisting of the Company's securities on the Nasdaq SmallCap Market pending Nasdaq's decision following the hearing. A hearing to appeal the decision to delist the Company's stock was held with Nasdaq on October 20, 2000. The delisting has been stayed until the result of the hearing is released. On November 3, 2000, Nasdaq informed the Company that it was no longer in compliance with the $1.00 per share minimum bid price required for continued listing on the Nasdaq SmallCap Market. The Company responded by letter dated November 8, 2000, which set forth the Company's definitive plan of compliance to address the deficiency. The Nasdaq SmallCap Market has not yet responded.

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


                                             INTERNET COMMUNICATIONS CORPORATION
                                             -----------------------------------
                                                        (Registrant)



Date: November 14, 2000    By: /s/   Thomas C. Galley
                               ----------------------------------------------
                               Thomas C. Galley,  President
                               and Chief Executive Officer






Date:  November 14, 2000   By: /s/   T. Timothy Kershisnik
                               ----------------------------------------------
                               T. Timothy Kershisnik, Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule